Form 10-Q
period 1996-06-30
MID CONTINENT BANCSHARES INC /KS/
filed 1996-08-06
CIK 919740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20519

                                    FORM 10-Q


(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly  period ended June 30, 1996
                                -------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    -------------------------



Commission File Number: 0-23620
                        -------

                         Mid Continent Bancshares, Inc.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter


            Kansas                                 48-1146797
- - -------------------------------            -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer
Incorporation or organization)             Employer  Identification No.)

124 West  Central,  El Dorado,  Kansas                        67042
- - ------------------------------------------                  ----------
(Address of  principal  executive offices)                  (Zip Code)


                                 (316) 321-2700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                 [ x ] Yes [ ] No


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


               Date:             August 2, 1996
               Class:            $0.10 par value, common stock
               Outstanding:      2,031,750  shares

MID CONTINENT BANCSHARES, INC.

INDEX


                                                                    Page Number

PART I - CONSOLIDATED FINANCIAL INFORMATION

Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
and September 30, 1995                                                      3-4

Consolidated Statements of Income for the Three and Nine Months
Ended June 30, 1996 and 1995 (Unaudited)                                      5

Consolidated Statements of Stockholders' Equity for the
Nine Months Ended June 30, 1996 (Unaudited)                                   6

Consolidated Statements of Cash Flows for the Nine Months
Ended June 30, 1996 and 1995 (Unaudited)                                    7-8

Notes to Consolidated Financial Statements (Unaudited)                     9-14
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       15-22

PART II - OTHER INFORMATION                                                  23

SIGNATURES                                                                   24

                         MID CONTINENT BANCSHARES, INC.

                                     PART I

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                        September 30,   June 30,
                                                            1995          1996
                                                                       (Unaudited)
                                                      ----------------------------
                                                          (Dollars in Thousands)

                       ASSETS
Cash and cash equivalents:
   Cash and amounts due from depository institutions       $  1,187      $    897
   Interest bearing deposits in other banks                   4,490         4,831
                                                      ----------------------------
      Total cash and cash equivalents                         5,677         5,728
Investment securities                                        54,243        86,187
Capital stock of Federal Home Loan Bank, at cost              2,206         2,825
Mortgage-related securities                                  40,004        35,989
Loans held for sale, at lower of cost or market value        22,108        13,869
Loans receivable (net of allowance for loan losses
  of $423 and $381)                                         124,796       144,961
Premises and equipment, (net of accumulated
  depreciation of $3,192 and $3,411)                          4,757         5,794
Real estate owned (net of allowance for losses of
  $51 and $34)                                                  187            20
Accrued interest receivable                                   2,219         2,903
Excess of cost over fair value of assets acquired
(net of accumulated amortization of $994 and $1,041)             83            36
Mortgage servicing rights, net                               11,625        12,230
Other assets                                                  3,018         3,217
                                                      ----------------------------
          Total assets                                     $270,923      $313,759
                                                      ============================

See notes to consolidated financial statements.                    (continued)

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS


                                                             September 30,   June 30,
                                                                1995          1996
                                                                           (Unaudited)
                                                            --------------------------
                                                             (Dollars in Thousands)

 LIABILITIES AND STOCKHOLDERS' EQUITY

                        LIABILITIES
Deposits                                                        $195,716     $215,213
Advance payments by borrowers for taxes and insurance              2,029        1,140
Income taxes payable, net of deposits                                607          314
Deferred income taxes                                                168          168
Accrued and other liabilities                                      2,668        3,720
Advances from Federal Home Loan Bank                              33,000       56,500
                                                            --------------------------
          Total liabilities                                      234,188      277,055
                                                            --------------------------

          COMMITMENTS AND CONTINGENT LIABILITIES


                   STOCKHOLDERS' EQUITY
Preferred Stock, no par, 10,000,000 shares authorized, no
  shares issued or outstanding
Common Stock, $0.10 par value, 20,000,000 shares
  authorized, 2,248,250 shares issued                                225          225
Additional paid-in capital                                        21,553       21,634
Less unearned compensation - Employee Stock Ownership Plan        (1,190)      (1,083)
Less unearned compensation - Management Stock Bonus Plan            (746)        (597)
Retained earnings, substantially restricted                       18,067       20,149
                                                            --------------------------
          Total                                                   37,909       40,328
Less Treasury Stock, 80,000 and 216,500 shares,
  respectively, at cost                                           (1,174)      (3,624)
                                                            --------------------------
          Total stockholders' equity                              36,735       36,704
                                                            --------------------------
          Total liabilities and stockholders' equity            $270,923     $313,759
                                                            ==========================

See notes to consolidated financial statements                      (concluded)

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED STATEMENT OF INCOME

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                               1995        1996         1995        1996
                                            (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
                                        -----------------------------------------------------
                                                     (Dollars in Thousands)
INTEREST INCOME:
   Loans receivable                           $2,794      $2,899       $7,552      $8,399
   Mortgage-related securities                   733         738        2,219       2,220
   Investment securities                         809       1,379        1,710       3,631
   Other interest-cash and cash
     equivalents                                  34          73          247         272
                                        --------------------------------------------------
      Total interest income                    4,370       5,089       11,728      14,522
                                        --------------------------------------------------
INTEREST EXPENSE:
   Deposits                                    2,019       2,429        5,237       7,013
   Advances from Federal Home Loan Bank          446         622        1,097       1,757
                                        --------------------------------------------------
      Total interest expense                   2,465       3,051        6,334       8,770
                                        --------------------------------------------------

NET INTEREST INCOME                            1,905       2,038        5,394       5,752

PROVISION FOR  LOAN LOSSES                        17          30          121          23
                                        --------------------------------------------------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                               1,888       2,008        5,273       5,729


OTHER INCOME:
   Loan servicing fees                         1,062       1,190        3,299       3,596
   Amortization of mortgage servicing
     rights                                     (237)       (413)      (1,026)     (1,273)
   Gain on sale of servicing rights              162           -        1,961           -
   Service fees and other charges to
     customers                                   503         618        1,283       1,868
   Gain on sale of loans, net                    195         277          439       1,020
   Insurance commissions                          33           3           95          50
   Other                                          12          80           33          83
                                        --------------------------------------------------
          Total other income                   1,730       1,755        6,084       5,344
                                        --------------------------------------------------

OTHER EXPENSE:
   Salaries and employee benefits              1,004       1,201        3,186       3,483
   Occupancy of premises                         219         250          634         711
   Office supplies and related expenses          135         156          385         483
   Data processing                               114         147          328         439
   Advertising and promotions                    123         126          285         336
   Federal insurance premiums                     89         111          259         332
   Professional services                          64          70          210         205
   Provision for losses on real estate
     owned                                        31           -           63          18
   Amortization of excess cost over
     fair value of asset acquired                 19          14           60          47
   Deposit account expense                        74          73          185         210
   Loan servicing expense                         52         101          116         257
   Other                                          91          50          327         295
                                        --------------------------------------------------
          Total other expenses                 2,015       2,299        6,038       6,816
                                        --------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE               1,603       1,464        5,319       4,257
INCOME TAX EXPENSE                               520         569        2,039       1,591
                                        --------------------------------------------------
NET INCOME                                    $1,083        $895       $3,280      $2,666
                                        ==================================================
Earnings per share                             $0.54       $0.46        $1.57       $1.35
                                        ==================================================
Weighted average shares outstanding        2,065,086   1,951,916    2,101,523   1,972,049
                                        ==================================================

See notes to consolidated financial statements.

==========================================
MID CONTINENT BANCSHARES, INC.
==========================================
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 1996
(Dollars in Thousands)

                                                      Unearned
                                                    Compensation-  Unearned
                                                       Employee   Compensation  Retained
                           Common Stock    Additional   Stock     Management    Earnings,      Treasury Stock           Total
                        ------------------ Paid-In    Ownership   Stock Bonus  Substantially  -------------------  Stockholders'
                         Shares    Amount  Capital       Plan         Plan      Restricted    Shares      Amount        Equity


BALANCE,
  October 1, 1995        2,248,250  $225   $21,553     $(1,190)      $(746)       $18,067     80,000    $(1,174)        $36,735

Acquisition of
  Treasury Stock                                                                             136,500     (2,450)         (2,450)

Common stock
  committed to be
  released for
  allocation -
  Employee Stock
  Ownership Plan                                           107                                                              107

Amortization of
  unearned
  compensation -
  Management
  Stock Bonus Plan                                                     149                                                  149

Dividends on
  common stock to
  stockholders                                                                       (584)                                 (584)

Increase in fair
  market value
  of Employee Stock
  Ownership Plan
  shares committed
  to be released
  for allocation                                81                                                                           81

Net income                                                                          2,666                                 2,666

                        -----------------------------------------------------------------------------------------------------------
BALANCE,
  June 30, 1996          2,248,250  $225   $21,634     $(1,083)      $(597)       $20,149    216,500    $(3,624)        $36,704
                        ===========================================================================================================


MID CONTINENT BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                       JUNE 30,
                                                                   1995        1996
                                                               (Unaudited)  (Unaudited)
                                                               -------------------------
                                                                (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   3,280    $   2,666
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
   Common stock committed to be released for allocation -
     Employee Stock Ownership Plan                                     88          107
   Increase in fair market value of Employee Stock Ownership
     Plan shares committed to be realized for allocation                5           81
   Amortization of unearned compensation - Management Stock
     Bonus Plan                                                       249          149
   Stock dividend on capital stock in Federal Home Loan bank                      (110)
   Amortization of premiums and discounts on mortgage-related
     securities and investment securities, net                       (102)        (113)
   Provision for loan losses                                          121           23
   Provision for losses on real estate owned                           63           18
   Net loan origination fees capitalized                              183        1,481
   Amortization of net deferred loan origination fees                (314)        (116)
   Amortization of mortgage servicing rights                        1,026        1,273
   Amortization of excess of costs over fair value of asset
     acquired                                                          60           47
   Gain on sale of premises and equipment                             (12)          --
   Depreciation on premises and equipment                             287          350
   Gain on sale of loans, net                                        (439)      (1,020)
   Origination of loans held for sale                             (62,717)    (148,675)
   Proceeds from sale of loans held for sale                       50,322      157,934
   Gain on sale of loan servicing rights                           (1,961)
   Changes in:
     Accrued interest receivable                                   (1,012)        (683)
     Other assets                                                     244         (200)
     Income taxes payable                                             826         (293)
     Accrued and other liabilities                                  1,731        1,067
                                                                 ---------------------
          Net cash provided by (used in) operating activities      (8,072)      13,986
                                                                 ---------------------

See notes to consolidated financial statements.                     (continued)

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                       JUNE 30,
                                                                   1995        1996
                                                               (Unaudited)  (Unaudited)
                                                               -------------------------
                                                                (Dollars in Thousands)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity or call of investment securities        --        29,000
   Purchases of investment securities                          (22,000)    (61,313)
   Principal collected on mortgage-related securities            3,409       5,145
   Purchase of mortgage-related securities                           -      (1,158)
   Origination of loans receivable, net of principal
     collection                                                (23,809)    (21,731)
   Proceeds from sale of mortgage servicing rights               3,766        --
   Acquisitions of mortgage servicing rights                    (5,008)     (1,878)
   Proceeds from sale of premises and equipment                    117        --
   Purchases of premises and equipment                          (1,223)     (1,388)
   Proceeds from sales of real estate owned                        121         327
                                                              --------------------
          Net cash used in investing activities                (44,627)    (52,996)
                                                              --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Receipts for deposits, net                                   34,836      19,498
   Net decrease in advance payments by borrowers for taxes
     and insurance                                                (302)       (890)
   Proceeds from advances from Federal Home Loan Bank           55,200      88,800
   Repayments on advances from Federal Home Loan Bank          (40,200)    (65,300)
   Purchase of common stock for Management Stock Bonus Plan       (995)       --
   Cash dividends on common stock to stockholders                 (423)       (597)
   Acquisition of Treasury Stock                                (1,174)     (2,450)
                                                              --------------------
          Net cash provided by financing activities             46,942      39,061
                                                              --------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (5,757)         51
CASH AND CASH EQUIVALENTS:
   Beginning of period                                          10,823       5,677
                                                              --------------------
   End of period                                              $  5,066    $  5,728
                                                              ====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Income tax payments                                        $  1,212    $  1,884
                                                              ====================
   Interest payments                                          $  5,934    $  8,781
                                                              ====================
   Loans held for sale securitized into mortgage-related
     securities                                               $ 22,110    $ 66,577
                                                              ====================
   Loans transferred to real estate owned                     $    404    $    178
                                                              ====================
   Accrued dividends on common stock                          $    204    $    192
                                                              ====================

See notes to consolidated financial statements                      (concluded)

                         MID CONTINENT BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Mid Continent Bancshares, Inc., (the Company), and its wholly-owned subsidiary, Mid-Continent Federal Savings Bank (the Bank) and its subsidiary, Laredo Investment, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.      BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the three and nine months ended June 30, 1995 and 1996, stockholders' equity for the nine months ended June 30, 1996 and cash flows for the nine months ended June 30, 1995 and 1996, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the September 30, 1995 financial statements and notes thereto included in the Annual Report of the Company. In the opinion of management, all adjustments (consisting on only normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

3.      DIVIDENDS ON COMMON STOCK

On June 27, 1996 the Company declared a $0.10 per share cash dividend to shareholders of record on July 11, 1996. The dividend was paid on July 25, 1996.

4.      NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1994, SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures" which became effective for the Company beginning October 1, 1995. These statements require a lender to consider a loan to be impaired if the lender believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender is required to record a loss valuation allowance equal to the present value of the estimated future cash flows discounted at the loan's effective rate or based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The implementation of this statement did not have a material effect on the Company.

In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which will become effective for the Company beginning October 1, 1996. This Statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying amount to the fair value of the asset. Generally, long-lived assets and certain identifiable intangibles that are to be disposed of should be reported at the lower of the carrying amount or fair value less costs to sell. The Company does not anticipate that the implementation of this statement will have a material impact on the consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which will become effective for the Company beginning October 1, 1996. SFAS No. 123 will require increased disclosure of compensation expense arising from both fixed and performance stock compensation plans. Such expense will be measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost would be recognized over the service period, usually the period from the grant date to the vesting date. SFAS No. 123 encourages, rather than requires, companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies would be permitted, however, to continue accounting under Accounting Principles Board ("APB") Opinion No. 25. The Company will continue to apply APB Opinion No. 25 in their financial statements and will be required to disclose pro forma net income and earnings per share in a footnote in the Company's 1996 annual report, determined as if the Company had applied the new method.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and servicing of Financial Assets and Extinquishments of Liabilities", which will become effective for the Company for tranfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This Statement supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights". For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and "excess servicing" receivables that do not exceed contractually specified servicing fees shall be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. Previously recognized servicing receivables that exceed contractually specified servicing fees shall be reclassified as interest-only strips. The Statement provides that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer, and servicing assets and liabilities be subsequently measured by (1) amortization in proportion to and over the period of estimated net servicing income or loss, and (2) assessment for asset impairment or increased obligation based on their fair values. The Company does not anticipate that the implementation of this statement will have a material impact on the consolidated financial statements.

5.      LOANS RECEIVABLE

                                                            September 30,            June 30,
                                                                1995                   1996
                                                                                   (Unaudited)
                                                        ------------------     -----------------
                                                                (Dollars in Thousands)

Residential-one-to-four units                                    $115,803              $133,573
Secured by other properties                                         1,280                 1,121
Construction loans                                                 10,351                15,100
                                                        ------------------     -----------------
                                                                  127,434               149,794
                                                        ------------------     -----------------
Other installment loans:
Property improvement, auto and other                                3,915                 4,687
Mobile home                                                           499                   369
Deposits                                                              688                   595
                                                        ------------------     -----------------
                                                                    5,102                 5,651
                                                        ------------------     -----------------
Less:
Unearned discounts and loan fees                                      693                   513
Undisbursed loan funds                                              6,624                 9,590
Allowance for loan losses                                             423                   381
                                                        ==================     =================
                                                                 $124,796              $144,961
                                                        ==================     =================


The Bank services loans for others which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balances of these loans are summarized as follows:

                                                               September 30,          June 30,
                                                                    1995                 1996
                                                                                     (Unaudited)
                                                            -----------------    ----------------
                                                                   (Dollars in Thousands)

Government National Mortgage Association                            $902,977            $881,995
Federal National Mortgage Association                                132,209             118,519
Federal Home Loan Mortgage Corporation                               146,624             211,791
Other Investors                                                        8,082               7,081
                                                            =================    ================
                                                                  $1,189,892          $1,219,386
                                                            =================    ================


6.      MORTGAGE SERVICING RIGHTS (MSR)

Following is an analysis of the changes in mortgage servicing rights:


                                                                Nine Months Ended
                                                                     June 30,
                                                                   (Unaudited)
                                                   ---------------------------------------------
                                                           1995                     1996
                                                              (Dollars in Thousands)
Balance, Beginning of period                                      $6,312                $11,625
Additions                                                          5,009                  1,878
Sales                                                            (1,806)                     --
Amortization                                                     (1,026)                (1,273)
                                                   ----------------------    -------------------
Total                                                              8,489                 12,230
Allowance for loss                                                    --                     --
                                                   ======================    ===================
Balance, End of period                                            $8,489                $12,230
                                                   ======================    ===================

7.      CONTINGENCIES

Supreme Court Ruling on Breach of Contract Regarding Supervisory Goodwill:
Mid-Continent Federal Savings Bank, the wholly-owned subsidiary of Mid Continent Bancshares, Inc., is pursuing its claim against the federal government to recover funds lost as a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). In 1986, the Bank was encouraged by the federal government to acquire an insolvent thrift institution ("Reserve Savings and Loan Association"). The federal government allowed the Bank to count the insolvent thrift's losses as "goodwill" assets and to double-count as "capital credit" federal government funds provided to help the Bank take over the failing thrift. The Bank contends (among other things) in its law suit that the federal government breached its contract with the Bank when FIRREA was enacted because FIRREA prevented the Bank from counting such assets toward minimum capital requirements. As a result of FIRREA, the Bank was forced to write off approximately $7,500,000 in supervisory goodwill. This write off reduced the Bank's regulatory capital.

On July 1, 1996, the United States Supreme Court Affirmed decisions by a federal appellate court that the government had breached express contracts with three thrifts (U.S. v. Winstar Corp, et al.) and therefore was liable for damages. Those lawsuits stemmed from circumstances that are similar to those of the Bank; in order to persuade those thrifts to acquire certain insolvent thrift institutions, the federal government promised accounting treatment similar to that promised to the Bank.

While the Supreme Court's ruling in U.S. v. Winstar Corp, et al., serves to support the Bank's legal claims in its pending law suit against the federal government, it is not possible at this time to predict what effect the Supreme Court's ruling, and subsequent rulings of a lower court concerning damages, will have on the outcome of the Bank's lawsuit. Notwithstanding the

Supreme Court's ruling, there can be no assurance that the Bank will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

Insurance of Deposits Accounts:
Due to a disparity in the capitalization of federal deposit insurance funds, effective January 1, 1996 the FDIC lowered the annual insurance premium for most members of the Bank Insurance Fund ("BIF") to $2,000 while maintaining the current range of between 0.23% and 0.31% of deposits for members of Savings Association Insurance Fund ("SAIF"). These insurance premiums for BIF members could place SAIF members, such as the Bank, at a material competitive disadvantage to BIF members. Proposals under consideration for addressing this disparity include a possible one-time assessment on deposits of 0.80% to 0.85% on SAIF members, sufficient to recapitalize SAIF to a level that would approach that of BIF. While there can be no assurance that this or any other proposal will be effected, a one-time assessment could have an adverse impact on the Bank's results of operations. Based on outstanding deposits as of March 31, 1995 (the proposed assessment date), the assessment could result in expense to the Bank of approximately $1,000,000 to $1,300,000 on a pre-tax basis.

In connection with the consideration of the BIF/SAIF disparity, various bills have been introduced in congress which would call for eventual combination of the insurance funds and would address the tax deductibility of a proposed one-time assessment. Certain bills introduced call for conversion of the thrift charter into a bank charter. The tax impact of elimination of the thrift charter could be significant if it resulted in recapture of existing tax bad debt reserves. Under current proposals, the recapture of bad debt reserves will not have a significant impact on the financial statements since it only applies to tax reserves established after 1987, for which deferred tax liabilities have been established.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL

Mid Continent Bancshares, Inc. is a Kansas corporation organized in January, 1994. The Holding Company is engaged in the business of directing and planning the activities of Mid-Continent Federal Savings Bank, the holding company's primary asset.

Mid-Continent Federal Savings Bank is engaged principally in the business of attracting deposits from the general public and using such deposits, together with other borrowed funds, to originate permanent and construction loans secured by one-to-four family residential real estate, to make permitted investments, including mortgage-backed and mortgage-related securities, and to acquire the rights to perform loan servicing functions for others.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Resources:

The Bank's primary sources of funds are deposits, advances from the Federal Home Loan Bank and proceeds from principal and interest payments on loans, mortgage-related securities and investment securities. While maturities and scheduled amortization of loans and mortgage-related securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Dependent on the current economic conditions, the Bank receives additional funds through unscheduled prepayments of mortgage loans and mortgage-related securities.

The Office of Thrift Supervision (OTS) requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Bank's actual liquidity ratios were 14.7% and 11.6% as of September 30, 1995 and June 30, 1996, respectively. The Bank's short-term liquidity ratio was 4.5% and 4.0%, respectively.

Managing the Bank's liquidity levels is a daily and a long-term function of the Bank and its Asset Liability Committee. Cash flows are monitored by the Bank on a regular basis. Cash flow planning is utilized to enhance the Bank's earnings where possible. Management believes that the Bank has access to ample funds to meet any unforeseen liquidity needs of the near future.

The Bank has acquired real estate for a future branch office in Wichita and Derby, Kansas. The future branch office facility in Wichita, Kansas is currently under construction with completion anticipated in September 1996. Expenditures for future offices will not have an adverse impact on liquidity.

Capital Resources:

As required under the Financial Institution Reform, Recovery and Enforcement Act (FIRREA) the Bank is required to maintain specific amounts of capital. As of June 30, 1996, the Bank was in compliance with all regulatory capital requirements. Capital includes tangible, core and risk-based capital ratios of 10.0%, 10.0% and 27.3%, respectively.

The Bank's capital requirements and actual capital under OTS regulations are as follows as of June 30, 1996:

                                    AMOUNT               RATIO
                                (in thousands)
GAAP CAPITAL                        $31,360
TANGIBLE CAPITAL:
        ACTUAL                      $31,360               10.0%
        REQUIRED                      4,724                1.5
                                    -------              -----
        EXCESS                      $26,636               8.5%
                                    =======              =====

CORE CAPITAL:
        ACTUAL                      $31,360               10.0%
        REQUIRED                      9,448                3.0
                                   --------               -----
        EXCESS                      $21,912                7.0%
                                    =======              ======

RISK-BASED CAPITAL:
        ACTUAL                      $31,775               27.3%
        REQUIRED                      9,318                8.0
                                    -------               ----
        EXCESS                      $22,457               19.3%
                                    =======               =====

                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Dollars in Thousands)

GENERAL - The Company's net income for the three months ended June 30, 1996 was $895 compared with $1,083 the three months ended June 30, 1995.

NET INTEREST INCOME - The Company's net interest income is primarily dependent upon the difference of "spread" between the yield earned on loans and investments  and  the  rate  paid on  deposits  and  borrowings,  as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other savings institution holding companies, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at difference times, or on a different basis, than its interest-earning assets.

Net interest income for the three month period ended June 30, 1996 was $2,038, representing a 7.0% increase from the three month period ended June 30, 1995. Interest-bearing assets and liabilities increased from June 30, 1995 to June 30, 1996. (Interest-bearing assets increased by $52,500, or 22.2%, while interest-bearing liabilities increased by $58,113, or 27.2%.) Total interest income increased by 16.4% to $5,089 while interest expense increased 23.8% to $3,051.

INTEREST INCOME - Interest income for the three months ended June 30, 1996 was $5,089 compared with $4,370 for the three months ended June 30, 1995, representing an increase of $719 or 16.5%.

The Bank's interest on loans receivable increased $105 during the three months ended June 30, 1996 over the same period in 1995. This increase reflects an increase in loans receivable, comprised primarily of adjustable rate loans. Loans held for investment purposes at June 30, 1996 was approximately $19,301 greater than such loans at June 30, 1995.

Interest on mortgage-related securities increased $5. The Bank's investment in mortgage-related securities declined in the quarter ended June 30, 1996. Adjustable rate securities enabled the Bank to maintain a modest income increase from a portfolio of securities declining in size.

Income from the investment portfolio and cash and cash equivalents increased $609. The improvement is due to a higher interest-rate environment and an increase in investment securities of $41,887, from $44,300 at June 30, 1995 to $86,187 at June 30, 1996.

INTEREST EXPENSE - Interest expense for the three months ended June 30, 1996 was $3,051 compared with $2,465 for the three months ended June 30, 1995, representing an increase of $586 or 23.8%. The increased interest expense for the period was the result of growth in the deposits of $25,613, from $189,600 at June 30, 1995 to $215,213 at June 30, 1996, as well as an increased amount of borrowings of $32,500, from $24,000 at June 30, 1995 to $56,500 at June 30,
1996.

PROVISION FOR LOAN LOSSES - The Bank currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the three months ended June 30, 1996 and 1995, respectively, the Bank recorded a provision for loan losses of $30 and $17.

OTHER INCOME - Other income for the three month period ended June 30, 1996 was $1,755 compared with $1,730 for the three months ended June 30, 1995, representing an increase of $25. During the three months ended June 30, 1995 the Bank realized a gain on the sale of servicing rights of $162. There were no sales of servicing rights in the current quarter. Most other sources of significant other income increased in 1996 compared to 1995.

At June 30, 1996, the Bank was servicing approximately $1,219,386 of mortgage loans for others. At June 30, 1995, the Bank was servicing approximately $963,686 of mortgage loans for others. The Bank's total servicing portfolio for others increased $255,700, or 26.5%. Net loan servicing fees decreased $48 from $825 for the quarter ended June 30, 1995 to $777 for the quarter ended June 30, 1996. Gross loan servicing fees increased $128, but amortization of loan servicing rights increased $176.

Increases in revenue from non-interest sources came from service fees and other charges to customers which increased $115, from $503 for the quarter ended June 30, 1995 to $618 for the quarter ended June 30, 1996 and gains on sale of loans which increased $82, from $195 for the quarter ended June 30, 1995 to $277 for the quarter ended June 30, 1996.

A primary source of the increase in service fees from customers is the Bank's checking account programs. The number of checking accounts increased from approximately 12,800 at June 30, 1995 to approximately 15,500 at June 30, 1996. In addition to enhancing service fee income, the checking account programs provide a source of low-cost deposits for the Bank.

Loans held for sale decreased $4,493, or 24.5%, to $13,869 at June 30, 1996, compared to $18,362 at June 30, 1995. Sales of loans held for sale increased $41,463, or 235.1%, from $17,640 for the quarter ended June 30, 1995 to $59,103 for the quarter ended June 30, 1996. Gain on the sale of loans increased from $195 for the quarter ended June 30, 1995 to $277 for the quarter ended June 30, 1996. Although the Company reduces the level of market risk by obtaining commitments to sell loans at fixed prices, it cannot eliminate all such risks.

OTHER EXPENSE - Other expenses for the three months ended June 30, 1996 totaled $2,299 compared to $2,015 for the three months ended June 30, 1995. Other expenses consisted of compensation related expenses, building and maintenance expenses, federal insurance premiums, audit and OTS examination fees, and other general and administrative expenses.

Salaries and employee benefits increased from $1,004 in the June 30, 1995 quarter to $1,201 in the June 30, 1996 quarter.

Office occupancy, supplies and data processing expenses collectively increased $85 in the June 30, 1996 quarter compared to the June 30, 1995 quarter. The Bank opened an additional full service branch in May of 1995. In addition to general increases in costs of services, the June 30, 1996 quarter includes the costs of seven full service branches in 1996, compared to six for a portion of the comparable period in 1995.

Loan servicing expenses increased from $52 for the quarter ended June 30, 1995 to $101 for the quarter ended June 30, 1996. Increase in expense has been incurred in custodial fees for loan documents, additional loan payoff interest associated with GNMA pooled mortgages and improvements in the Bank's mortgage payment and processing systems.

INCOME TAXES - Income tax expense for the three months ended June 30, 1996 was $569 which represents an effective tax rate of 38.9%. Income tax expense for the three months ended June 30, 1995 was $520 which represents an effective tax rate of 32.4%. The Company has adjusted its effective income tax rates in interim periods of the fiscal 1996 year to more closely approximate the effective tax rate for fiscal 1995, which was 37.3%.

                              RESULTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Dollars in Thousands)

GENERAL - The Company's net income for the nine months ended June 30, 1996 was $2,666 compared with $3,280 for the nine months ended June 30, 1995.

NET INTEREST INCOME - The Company's net interest income is primarily dependent upon the difference or "spread" between the yield earned on loans and investments  and  the  rate  paid on  deposits  and  borrowings,  as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other savings institution holding companies, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

Net interest income for the nine month period ended June 30, 1996 was $5,752, representing a 6.6% increase from the nine month period ended June 30, 1995. Interest-bearing assets and liabilities increased from June 30, 1995 to June 30, 1996. (Interest-bearing assets increased by $52,500, or 22.2%, while interest-bearing liabilities increased by $58,113, or 27.2%.) Total interest income increased by 23.8% to $14,522 while interest expense increased 38.5% to $8,770.

INTEREST INCOME - Interest income for the nine months ended June 30, 1996 was $14,522 compared with $11,728 for the nine months ended June 30, 1995, representing an increase of $2,794 or 23.8%.

The Bank's interest on loans receivable increased $847 during the nine months ended June 30, 1996 over the same period in 1995. This increase reflects an increase in loans receivable, comprised primarily of adjustable rate loans. Loans held for investment purposes at June 30, 1996 was approximately $19,301 greater than such loans at June 30, 1995.

Interest on mortgage-related securities increased $1. The Bank's investment in mortgage-related securities declined in the nine months ended June 30, 1996. Adjustable rate securities enabled the Bank to maintain its income despite the decline in size of the securities portfolio.

Income from the investment portfolio and cash and cash equivalents increased $1,946. The improvement is due to a higher interest-rate environment and an increase in investment securities of $41,887, from $44,300 at June 30, 1995 to $86,187 at June 30, 1996.

INTEREST EXPENSE - Interest expense for the nine months ended June 30, 1996 was $8,770 compared with $6,334 for the nine months ended June 30, 1995, representing an increase of $2,436 or 38.5%. The increased interest expense for the period was the result of growth in the deposits of $25,613, from $189,600 at June 30, 1995 to $215,213 at June 30, 1996, as well as an increased amount of borrowings of $32,500, from $24,000 at June 30, 1995 to $56,500 at June 30,
1996.

PROVISION FOR LOAN LOSSES - The Bank currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the nine months ended June 30, 1996 and 1995, respectively, the Bank recorded a provision for loan losses of $23 and $121.

OTHER INCOME - Other income for the nine month period ended June 30, 1996 was $5,344 compared with $6,084 for the nine months ended June 30, 1995, representing a decrease of $740. During the nine months ended June 30, 1995 the Bank realized a gain on the sale of servicing rights of $1,961. There were no sales of servicing rights in the current nine months. All other sources of significant other income increased in 1996 compared to 1995.

At June 30, 1996, the Bank was servicing approximately $1,219,386 of mortgage loans for others. At June 30, 1995, the Bank was servicing approximately $963,686 of mortgage loans for others. The Bank's total servicing portfolio for others increased $255,700, or 26.5%. However, during the nine months ended June 30, 1995 the Bank sold the servicing of approximately $304 million of loans serviced for others, which provided loan servicing fees during much of the nine months ended June 30, 1995.

Increases in revenue from non-interest sources came from loan servicing fees (net of mortgage servicing rights amortization), which increased $50, from $2,273 for the nine months ended June 30, 1995 to $2,323 for the nine months ended June 30, 1996, and service fees and other charges to customers which increased $585 from $1,283 for the nine months ended June 30, 1995 to $1,868 for the nine months ended June 30, 1996.

Loans held for sale decreased $4,493, or 24.5%, to $13,869 at June 30, 1996, compared to $18,362 at June 30, 1995. Sales of loans held for sale increased $107,612, or 213.8%, from $50,322 for the nine months ended June 30, 1995 to $157,934 for the nine months ended June 30, 1996. Gain on the sale of loans increased from $439 for the nine months ended June 30, 1995 to $1,020 for the nine months ended June 30, 1996. Although the Company reduces the level of market risk by obtaining commitments to sell loans at fixed prices, it cannot eliminate all such risks.

OTHER EXPENSE - Other expenses for the nine months ended June 30, 1996 totaled $6,816 compared to $6,038 for the nine months ended June 30, 1995. Other expenses consisted of compensation related expenses, building and maintenance expenses, federal insurance premiums, audit and OTS examination fees, and other general and administrative expenses.

Salaries and employee benefits increased from $3,186 for the nine months ended June 30, 1995 to $3,483 for the nine months ended June 30, 1996.

Office occupancy, supplies and data processing expenses collectively increased $286 in the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995. The Bank opened an additional full service branch in May of 1995. In addition to general increases in costs of services the nine months ended June 30, 1996 includes the costs of seven full service branches in 1996, compared to six during most of the comparable period in 1995.

Loan servicing expenses increased from $116 in the nine months ended June 30, 1995 to $257 for the nine months ended June 30, 1996. Increase in expense has been incurred in custodial fees for loan documents, additional loan payoff interest associated with GNMA pooled mortgages and improvements in the Bank's mortgage payment and processing systems.

INCOME TAXES - Income tax expense for the nine months ended June 30, 1996 was $1,591 which represents an effective tax rate of 37.4%. Income tax expense for the nine months ended June 30, 1995 was $2,039 which represents an effective tax rate of 38.3%. The Company has adjusted its effective income tax rates in interim periods of the fiscal 1996 year to more closely approximate the effective tax rate for fiscal 1995, which was 37.3%.

                         MID CONTINENT BANCSHARES, INC.

                                     PART II

Item 1.        Legal Proceedings

               The Company has no material proceedings pending against it.

Item 2.        Changes in Securities

               None.

Item 3.        Defaults upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other information

               None.

Item 6.        Exhibits and Reports on Form 8-K

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Mid Continent Bancshares, Inc.



August 2, 1996                                   /s/Richard T. Pottorff
- - --------------                                   -----------------------
Date                                             Richard T. Pottorff
                                                 President
                                                 Chief Executive Officer




August 2, 1996                                   /s/Larry R. Goddard
- - --------------                                   ------------------------
Date                                             Larry R. Goddard
                                                 Executive Vice President
                                                 Chief Financial Officer