Form 10-K405
period 1996-09-30
MID CONTINENT BANCSHARES INC /KS/
filed 1996-12-30
CIK 919740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             --------------------
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       September 30, 1996
                          -------------------------------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to ______________________


SEC  File Number:  0-23620
                   -------

                         MID CONTINENT BANCSHARES, INC.
              ------------------------------------------------------
              (Exact name of Registrant as specified in its Charter)


            Kansas                               48-1146797
---------------------------------           ----------------------
 (State or other jurisdiction of               (I.R.S. Employer
of incorporation or organization)           Identification Number)

124 W. Central,   El Dorado, Kansas                67042
-----------------------------------           ---------------
(Address of principal executive offices)        (Zip Code)

Registrants telephone number, including area code:            (316) 321-2700
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                              --------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.       Yes X No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.           [ X ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price of such stock on December 5, 1996, was $39.1 million.

      As of December 5, 1996, the Registrant had 2,016,750 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Parts II and IV -- Portions of the Registrant's 1996 Annual Report to Stockholders.

2. Part III -- Portions of the Registrant's Proxy Statement for Annual Meeting of Stockholders to be held in January 1997.

                                     PART I

Item 1. Business
(Dollars in Thousands)

General

      Mid Continent Bancshares, Inc. ("Registrant" or "Company") is a unitary savings and loan holding company that was incorporated in January 1994 under the laws of the State of Kansas for the purpose of acquiring all of the issued and outstanding common stock of Mid-Continent Federal Savings Bank ("Mid-Continent Federal" or "Savings Bank"). This acquisition occurred in June 1994 at the time Mid-Continent Federal changed its name from Mid-Continent Federal Savings and Loan Association of El Dorado, simultaneously converted from a mutual to stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock. As of September 30, 1996, the Company had total assets of $340,186, total deposits of $214,493, and stockholders' equity of $36,807 or 10.8% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Savings Bank. The Savings Bank has one subsidiary, Laredo Investment, Inc.

     Mid-Continent Federal is a federally chartered capital stock savings bank located in El Dorado, Kansas. The Savings Bank was founded in 1925 as a Kansas chartered savings and loan association under the name Mid-Continent Savings and Loan Association. In 1935, the Savings Bank adopted a federal charter and changed its name to Mid-Continent Federal Savings and Loan Association of El
Dorado (the "Association"). In June 1994, the Association converted from a federally chartered mutual savings and loan association to its current form, a federally chartered capital stock savings bank subsidiary of a savings and loan holding company. The Savings Bank's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC").

      The Company directs and plans the activities of the Savings Bank, the Company's primary asset. The Company's business activities to date have been limited to its investment in the Savings Bank, loans made to the Savings Bank for use in the normal course of the Savings Bank's business and to the Mid-Continent Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") to enable the ESOP to purchase shares of the Company's common stock in the initial public offering and the repurchase of a portion of the Company's stock, as permitted by the Office of Thrift Supervision. References to the Company include the Savings Bank, unless the context otherwise indicates.

      The Company is primarily engaged in attracting deposits from the general public and using those funds to originate and sell real estate loans on one-to-four family residences and, to a lesser extent, to originate consumer and construction loans for its portfolio. The Company also purchases one-to-four family residential loans. The Company has offices in El Dorado, Newton, Winfield, Augusta and Wichita, Kansas, which are located in its primary market area of Butler, Cowley, Sedgwick and Harvey Counties in the State of Kansas. The Company opened one full service branch in Wichita in 1996 and expects to open another in 1997. A full service branch was opened in October, 1996 in Winfield, Kansas, to compliment the existing full service branch in that city. The new branch is located in the local Dillon's supermarket and will maintain extended hours to serve its customer base. In addition, the Company invests in mortgage-related securities and investment securities. The Company offers its customers fixed-rate, and adjustable-rate mortgage loans ("ARM"), as well as FHA/VA loans and consumer loans, including home equity and savings account loans. Adjustable-rate mortgage loans and short-term fixed-rate mortgage loans generally are originated for retention in the Company's portfolio while long-term fixed-rate mortgage loans are generally sold into the secondary market. All consumer loans are retained in the Company's portfolio.

      The principal sources of funds for the Company's lending activities are deposits and the amortization, repayment and maturity of loans, mortgage-related securities, and investment securities and borrowings from the Federal Home Loan Bank. Principal sources of income are interest and fees on loans, mortgage-related securities, investment securities, and deposits held in other financial institutions. The Company's principal expense is interest paid on deposits.

      The Company is actively engaged in the purchase and sale of mortgage loans through a correspondent network. These purchased loans and loans originated by the Company are then sold, generally without recourse, into the secondary market with the Company generally retaining the servicing rights. The Company is contingently liable on certain loans sold with recourse. The principal balance of loans sold with recourse totalled approximately $127 and $ - 0 - at September 30, 1995 and September 30, 1996, respectively.

      The Company has striven to increase its other income by increasing its portfolio of loans serviced for others. The Company expects to continue to increase the size of its portfolio of loans serviced for others. This portfolio totalled approximately $1,229,153 as of September 30, 1996. Income from loan servicing fees, net of amortization and before operating expenses, has provided a substantial portion of net income in recent years and totalled $3,128, before income tax, for the fiscal year ended September 30, 1996.

      The counties of Butler, Cowley, Sedgwick and Harvey, Kansas are the Company's primary market area for deposits and are located in south central Kansas. This area was founded on agriculture and the oil and gas industry, which continue to play a major role in the economy. This area has also attracted a variety of industries including aircraft, recreational and camping equipment, balloon plant, meat processing, refineries, state and private universities, junior colleges, electronics manufacturing, and heating and air conditioning equipment manufacturing. This area also includes the health care, financial service, and other service related industries, including the wholesale/retail trade industries. Also, within Butler County are located two state prisons. The largest employment sectors in the Company's market area are aircraft, industrial manufacturing, and retail.

Asset and Liability Management

      Although the Company's dependence upon net interest income has been greatly reduced during the past several years as a result of the increase in sources of other income obtained through its mortgage banking operation and purchases of mortgage servicing rights ("MSR"), the income from retail operations and assets held in portfolio still depends primarily upon net interest income. The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates over a period of time. A gap is considered positive when the amount of interest-rate sensitive assets maturing or repricing over a specified period of time exceeds the amount of interest-rate sensitive liabilities maturing or repricing within that period and is considered negative when the amount of interest-rate sensitive liabilities maturing or repricing over a specified period of time exceeds the amount of interest-rate sensitive assets maturing or repricing within that period. Generally, during a period of rising interest rates, a negative gap within a given period of time would adversely affect net interest income, while a positive gap within a given period of time would result in an increase in net interest income; during a period of falling interest rates, a negative gap within a given period of time would result in an increase in net interest income while a positive gap within a given period of time would have the opposite effect. At September 30, 1996, the Company's one year and three year cumulative interest sensitivity gap as a percentage of total assets was a negative 23.85% and a negative 25.36%, respectively.

     In an effort to reduce interest rate risk and protect it from the negative effect of increases in interest rates, the Company has instituted certain asset and liability management measures. This strategy includes the following primary elements: (i originating and purchasing long-term fixed-rate loans only for sale in the secondary mortgage market, (ii) maintaining a high percentage of total assets in short-term securities and other liquid assets, (iii) increasing sources of other income, such as gain on sale of loans and loan servicing fees,
(iv) increasing its ARM and short-term fixed rate loan portfolio and (v) building a loan servicing portfolio whose market value floats inversely to the movement of interest rates. A loan servicing portfolio becomes more valuable as the "turnover" in the mortgage loans slows. Mortgage loans traditionally become more seasoned and turnover less as interest rates rise. Therefore, after interest rates rise, the value of a loan servicing portfolio generally increases (assuming credit quality is maintained), causing the opposite effect to the value of the Company's loans and investments.

      Certain risks are inherent in the business of mortgage banking. There is a risk that the Company will not be able to sell all the loans that it originates or purchases or, conversely, that the Company will be unable to fulfill its contractual commitment to deliver loans. In addition, in periods of rising interest rates, loans originated or purchased by the Company may decline in value. Exposure to interest rate risk is significant during the period between the time the interest rate on a customer's mortgage loan application is established and the time the mortgage loan closes, and also during the period between the time the interest rate is established and the time the Company commits to sell the loan. If interest rates change in an unanticipated fashion, the actual percentage of loans that close may differ from projected percentages. The resultant mismatching of commitments to close loans and commitments to deliver sold loans may have an adverse effect on the profitability of loan originations in any such period. A sudden increase in interest rates can cause a higher percentage of loans to close than projected. To the degree that this was not anticipated, the Company will not have made commitments to sell these additional loans and may incur significant mark to market losses, adversely affecting results of operations. In order to minimize these risks, it is the policy of the Company to cover approximately 70%-75% of the loans that it has originated or purchased with sales contracts with third parties. A mortgage banker that is unable to fulfill its commitments to deliver mortgage loans to third parties will be subject to the payment of fees and monetary penalties as well as the loss of business reputation. Management attempts to adequately cover its delivery commitments by limiting such commitments to 70%-75% of the aggregate amount of loans held for sale or committed for origination or purchase plus a percentage of the aggregate loan applications received. However, the risk associated with failing to meet delivery commitments cannot be eliminated due to the variables created by changes in market conditions and other factors. Commitments to sell loans are considered when assessing the lower of cost or market valuation of the Company's loans held for sale portfolio.

Gap Table

      The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1996, which are expected to reprice or mature in each of the future time period shown. The amount of assets or liabilities shown which reprice or mature during a particular period were determined by the contractual terms of the asset or liability. The table assumes prepayments and scheduled principal amortization of fixed-rate loans and mortgage-related securities, and assumes that adjustable rate mortgage loans will reprice at contractual repricing intervals. No consideration has been provided for the impact of future commitments and loans in process.


                                                 Within      Over 1-3     Over 3-5      Over
                                                One Year      Years         Years      5 Years      Total
                                                 Amount       Amount       Amount       Amont      Amount
                                                --------     ---------    ---------    -------     ------
                                                                (Dollars in Thousands)
Interest-earning assets:
   Mortgage loans and MRS (1)                   $100,046      $61,843     $19,905     $31,256    $213,050
   Other loans                                     3,086        1,944         701         478       6,209
   Investment securities (2)                      12,765       11,377           -      70,344      94,486
                                                --------     --------    --------     -------     -------
      Total interest-earning securities          115,897       75,164      20,606     102,078     313,745
                                                --------     --------    --------     -------     -------
Interest-bearing liabilities:
   Non-interest-bearing deposits                  10,074        7,512       2,928       1,870      22,384
   Demand and NOW accounts                        10,524        1,760       1,163         954      14,401
   Savings accounts                                6,564          597         431       1,098       8,690
   Money market deposit accounts                   9,100        2,007         782         498      12,387
   Certificates of deposit                        97,575       49,930       3,335       5,791     156,631
   FHLB advances                                  63,200       18,500           -           -      81,700
                                                --------     --------    --------     -------     -------
      Total interest-bearing liabilities         197,037       80,306       8,639      10,211     296,193
                                                --------     --------    --------     -------     -------

Interest sensitivity gap                        ($81,140)     ($5,142)    $11,967     $91,867     $17,552
                                                ========     ========    ========     =======     =======
Cumulative interest sensitivity gap             ($81,140)    ($86,282)   ($74,315)    $17,552     $17,552
                                                ========     ========    ========     =======     =======

Ratio of interest-earning assets to
 interest-bearing liabilities                      58.82%       93.60%     238.52%     999.69%     105.93%
                                                ========     ========    ========     =======     =======

Ratio of cumulative gap to total assets           (23.85%)     (25.36%)    (21.85%)      5.16%       5.16%
                                                ========     ========    ========     =======     =======


-------------------------------
(1) Includes loans held for sale. Mortgage-related securities are identified as "MRS".
(2) Includes investment securities, FHLB stock, FHLB stock and interest-earning deposits in banks.


      Certain shortcomings are inherent in the method of analysis presented in the table above. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis over the life of the asset. Further, in the event of a change in interest rates, prepayment levels and decay rates on core deposits would likely deviate significantly from those assumed in calculating the table.

      The Company's analysis of its interest-rate sensitivity incorporates certain assumptions concerning the amortization of loans and other interest-earning assets and the repricing characteristics of deposits. The Company has made the following assumptions in calculating the value on the above-referenced table: adjustable-rate mortgage loans have prepayments rates ranging from 10 to 31%; fixed-rate mortgage loans have a prepayment rate that is constant through time but varies from 5% for lower contractual interest rate loans to 37% for higher contractual interest rate loans; consumer loans have prepayment rates ranging from 4 to 17%; core savings deposits have a decreasing decay rate through time ranging from 100% almost immediately to 15% after one year; NOW checking deposits have a decreasing decay rate through time ranging from 100% almost immediately to 19% after one year; and money market deposits have a decreasing decay rate through time ranging from 100% almost immediately to 38% after one year. The interest-rate sensitivity of the Company's assets and liabilities illustrated in the table could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

      As discussed above and as shown in the preceding gap table and the average balance sheet and rate/volume analysis contained in the annual report, the Bank's net interest rate risk consists of risks from the numerous time periods for maturity or repricing of particular assets or liabilities and from the numerous interest rates that vary over time and because of the maturity or repricing of the underlying assets or liabilities. These risks necessarily impact net interest income. One impact on net interest income results from the interest rate margin (net yield on interest bearing assets).

Lending Activities

      General. The Company's loan portfolio consists of fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs") secured by one-to-four family residences and, to a much lesser extent, commercial real estate, mobile home loans, and real estate construction loans. As of September 30, 1996, the Company's total portfolio of loans (the "loan portfolio") was $171,158 (net of loans in process, deferred fees and costs and allowance for loan losses), of which $176,882, or 103.4%, was secured by one-to-four family residential real estate, $890, or 0.5%, was secured by commercial real estate, and $305, or 0.2%, was secured by mobile homes. The following table sets forth information about the company's loan portfolio at September 30 of each year presented.



                                            1992              1993                 1994              1995                1996
                                    ------------------  ----------------   -----------------   ------------------ ------------------
                                       $          %         $       %           $       %         $         %         $        %
                                    -------     ------  -------   ------   --------   ------   -------    ------- --------   -------
TYPE OF LOANS:
Real Estate Loans
   Residential                      $73,295     93.3%   $53,727    94.89%  $ 96,906   94.79%  $ 11,216    93.93%  $159,672   93.29 %
   Construction                       2,604     3.32%       569     1.00%     6,976    6.82%    10,351     8.29%    17,367   10.15 %
   Commercial                         2,215     2.82%     1,809     3.19%       922    0.90%     1,212     0.97%       964    0.56 %
   Lane                                 126     0.16%        67     0.12%        86    0.08%       599     0.45%        49    0.03 %
Consumer Loans
   Mobile home loans                  1,210     1.55%       931     1.6 %       716     0.7%       499     0.40%       305    0.18 %
   Savings account loans                482     0.61%       479     0.85%       699    0.68%       688     0.55%       769    0.45 %
   Home improvement loans             1,478     1.88%     1,031     1.82%       873    0.85%       414     0.33%     1,012    0.59 %
   Automobile loans                      96     0.12%        31     0.05%       682    0.67%     1,050     0.84%     1,115    0.65 %
   Other                                237     0.30%       182     0.32%       225    0.22%       507     0.41%       890    0.52 %
                                     ------   ------      ------  ------    -------  ------    -------   ------    -------  ------
      Total                          81,743   104.09%    58,826   103.89%   108,085  105.71%   132,536   106.20%   182,143  106.42 %

Less:
   Loans in process                  (1,890)   (2.41%)    (1,036)  (1.83%)   (4,581)  (4.49%)   (6,624)   (5.30%)  (10,407)  (6.08%)
   Deferred loan origination
    fees and costs                   (1,039)   (1.32%)      (821)  (1.53%)     (987)  (0.97%)     (693)   (0.56%)     (157)  (0.09%)
   Allowance for loan losses           (283)   (0.36%)      (346)  (0.61%)     (274)   0.27%      (423)   (0.34%)     (421)  (0.25%)
                                     ------   ------      ------  ------    -------  ------    -------   ------    -------  ------
Total loans, net                    $78,530   100.00%    $56,623  100.00%  $102,243  100.00%  $124,796   100.00%  $171,158  100.00%
                                     ======   ======      ======  ======     ======  ======     ======   ======     ======  ======
Total mortgage-related securities,
    net                             $60,804   100.00%    $42,856  100.00%  $ 45,030  100.00%   $40,004   100.00%  $ 34,383  100.00%
                                     ======   ======      ======  ======     ======  ======     ======   ======     ======  ======

TYPE OF SECURITY:
Residential real estate
   1 to 4 family                     74,914    95.39%     53,900   95.19%   103,607  101.34%   127,567   102.22%   176,882  103.35%
   Other dwelling units                 985     1.26%        396    0.70%       275    0.27%       254     0.20%       231    0.13%
Commercial real estate                2,215     2.82%      1,809    3.19%       922    0.90%       958     0.77%       890    0.52%
Land                                    126     0.16%         67    0.12%        86    0.08%       599     0.48%        49    0.03%
Consumer loans
   Mobile homes                       1,210     1.55%        931    1.64%       716    0.70%       499     0.40%       305    0.18%
   Savings accounts                     482     0.61%        479    0.85%       699    0.68%       688     0.55%       769    0.45%
   Home improvement                   1,478     1.88%      1,031    1.82%       873    0.85%       414     0.33%     1,012    0.59%
   Automobiles                           96     0.12%         31    0.05%       682    0.67%     1,050     0.84%     1,115    0.65%
   Other                                237     0.30%        182    0.32%       225    0.22%       507     0.41%       890    0.52%
                                     ------   ------      ------  ------    -------  ------    -------   ------    -------  ------
      Total                          81,743   104.09%     58,826  103.89%   108,085  105.71%   132,536   106.20%   182,143  106.42%

Less:
Loans in process                     (1,890)   (2.41%)    (1,036)  (1.83%)   (4,581)  (4.49%)   (6,624)   (5.30%)  (10,407)  (6.08%)
Deferred loan origination fees
    and costs                        (1,039)   (1.32%)      (821)  (1.53%)     (987)  (0.97%)     (693)   (0.56%)     (157)  (0.09%)
Allowance for loan losses              (283)   (0.36%)      (346)  (0.61%)     (274)  (0.27%)     (423)   (0.34%)     (421)  (0.25%)
                                     ------   ------      ------  ------    -------  ------    -------   ------    -------  ------
Total loans, net                    $78,531   100.00%    $56,623  100.00 % $102,243  100.00%  $124,796   100.00%  $171,158  100.00%
                                     ======   ======      ======  ======    =======  ======    =======   ======    =======  ======
Total mortgage-related securities,
    net                             $60,804   100.00%    $42,856  100.00 % $ 45,030  100.00%  $ 40,004   100.00%  $ 34,383  100.00%
                                     ======   ======      ======  ======    =======  ======    =======   ======    =======  ======


Loan Maturity. The following table sets forth the maturity of the Company's loan portfolio at September 30, 1996. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $18,580, $30,688, and $44,858, for the three years ended September 30, 1994, 1995 and 1996, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.


                                                          Multi-
                                        1-4 Family      Family and
                                        Real Estate     Commercial
                                         Mortgage       Real Estate    Construction    Consumer      Total
                                        -----------     -----------    ------------    --------      -----
                                                                   (In thousands)
Amounts Due:
Within 1 year                               $221            $29           $17,210      $  834      $ 18,294
                                        --------         ------           -------      ------      --------

After 1 year
   1 to 5 years                            1,139            334               157       3,272         4,902
  Over 5 years                           156,136            650                         2,161       158,947
                                        --------         ------           -------      ------      --------
Total due after one year                 157,275            984               157       5,433       163,849
                                        --------         ------           -------      ------      --------
Total amount due                        $157,496         $1,013           $17,367      $6,267      $182,143
                                        ========         ======           =======      ======

Less
Allowance for loan loss                                                                                (421)
Loans in process                                                                                    (10,407)
Deferred loan origination fees
 and cost                                                                                              (157)
                                                                                                    -------
      Loans receivable, net                                                                         171,158
                                                                                                    =======


     The following table sets forth the dollar amount of all loans due after September 30, 1997, which have predetermined interest rates and which have floating or adjustable interest rates.



                                                   Floating or
                                       Fixed       Adjustable
                                       Rates          Rates          Total
                                       -----       -----------       -----
                                                  (In Thousands)
One-to-four family                    $49,213          $108,062    $157,275
Multi-family and Commercial
  real estate                             647               337         984
Construction                              157                           157
Consumer                                4,606               827       5,433
                                      -------          --------    --------
      Total                           $54,623          $109,226    $163,849
                                      =======          ========    ========

      The following table sets forth the contractual maturities of the Company's mortgage-backed securities portfolio as of September 30, 1996.

           Contractual Maturities Due In Year(s) Ended September 30,

                                   2000 to     2002 to       2007 and
  1997         1998      1999        2001        2006       Thereafter    Total
  ----         ----      ----      -------     -------      ----------    -----

 $2,430         $0      $1,510      $4,236       $176        $26,031     $34,383



      Residential Loans. The Company's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's primary market area. At September 30, 1996, the Company had $176,882, or 103.3%, of its net loan portfolio invested in these loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income while reducing credit risk by keeping loan delinquencies and losses to a minimum.

      The Company offers ARMs that adjust every one to three years and have terms from 10 to 30 years, as well as ARMs that adjust annually, but only after the third year. One year ARMs have adjustments that are limited to 2% per year and 6% over the life of the loan, and ARMs that are fixed for the first three years and adjust annually thereafter have adjustments that are limited to 2% per year and 5% over the life of the loan. The Company also offers conventional fixed-rate mortgage loans with terms from 10 to 30 years. Generally, the interest rates on ARMs are based on treasury bill indices. The Company considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers. The Company also has a network of correspondents from whom the Company may be referred both fixed- and adjustable-rate real estate mortgage loans. The Company expects to expand its purchases and sales of mortgage loans, subject to market conditions. Since 1989, the Company has sold most of its originated fixed-rate mortgage loans into the secondary market. The Company does, however, service most of the loans sold since 1991.

      Generally, during periods of rising interest rates, the risk of default on an ARM is considered to be greater than the risk of default on a fixed-rate loan due to the upward adjustment of interest costs to the borrower. To help reduce such risk, the Company qualifies the loan at the fully indexed interest rate, as opposed to the original interest rate. ARM loans may be made at up to 95% loan to value ratio. The Company does not originate ARMs with negative amortization.

      Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Company's lending policies, however, generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent or staff appraisal.
When the Company makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required for at least the amount of the loan in excess of 80% of the appraised value. The Company generally does not make conventional mortgage loans in excess of 95% of the appraised value.

      The loan-to-value ratio, maturity, and other provisions of the residential real estate loans made by the Company reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. The Company requires an independent appraisal, title insurance, flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by the Company. The Company reserves the right to approve the selection of which title insurance companies' policies are acceptable to insure the real estate in the loan transactions.

      While one-to-four family residential real estate loans are normally originated with 10-30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed-interest rate loans in the Company's loan portfolio contain due-on-sale clauses providing that the Company may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Company enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, the prevailing interest rates, and the interest rates payable on outstanding loans.

      Multi-Family Loans. The Company does not presently originate multi-family loans. The existing portfolio, $231 at September 30, 1996, consisted of permanent loans secured by apartments. Multi-family loans are generally considered to have more credit risk than traditional single family mortgage loans.

      Construction Loans. As of September 30, 1996, the Company had $17,367 of construction loans or 10.2% of the Company's total loan portfolio. The Company originates construction loans within its market area for custom homes built for specific borrowers. The Company also originates construction loans for homes being built by professional builders for which a final retail purchaser has not yet been identified. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a sales value which is insufficient to assure full repayment. Construction loans originated for homes built by professional builders for which the ultimate purchaser has not been identified have the increased risk that the builder may be unable to locate a purchaser and may be unable to continue funding the monthly interest and principal expense.

      Consumer Loans. Mid-Continent views consumer lending as an important component of its business operations because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Company believes that offering consumer loans helps to expand and create stronger ties to its customer base. Consequently, the Company intends to increase its consumer lending by marketing consumer loans to existing and potential customers. All branches are now able to originate consumer loans. Regulations permit federally chartered savings associations to make secured and unsecured consumer loans up to 35% of the Company's assets. In addition, the Company has lending authority above the 35% limit for certain consumer loans, such as home improvements loans and loans secured by savings accounts.

      Consumer loans consist of personal unsecured loans, home improvement loans, automobile loans, mobile home loans, and savings account loans, at fixed rates. Of these consumer loans, as of September 30, 1996, approximately $305, or 0.2% of the Company's total loan portfolio consisted of mobile home loans. These mobile home loans were obtained in 1986. The Company does not originate mobile home loans and expects that the size of the mobile home loan portfolio will continue to decline as outstanding loans are repaid. As of September 30, 1996, total consumer loans aggregated $4,091, or 2.39% of the Company's total loan portfolio.

      The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of liability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

      Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Company adds a general provision to its consumer loan loss allowance, based on general economic conditions, prior loss experience and management's periodic evaluation.

      Commercial Real Estate Loans. The Company does not presently originate commercial real estate loans. The existing portfolio, $964, or 0.5% of the loan portfolio as of September 30, 1996, consisted of permanent loans secured by small office buildings, churches and other non-residential buildings. Commercial real estate secured loans were, in the past, originated in amounts up to 80% of the appraised value of the property. Such appraised value was determined by an independent appraiser previously approved by the Company.

      Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. As of September 30, 1996, the largest commercial real estate loan had a balance of $229 and was performing in accordance with its terms.

      Loan Solicitation and Processing for Portfolio Loans. The Company's source of mortgage loan applications is referrals from existing or past customers, real estate brokers, call-in and walk-in customers, and also as the result of advertising. The Company has, in the past, added to its portfolio some of the adjustable-rate loans and shorter term fixed-rate loans and, to a lesser extent, some of the short term balloon loans obtained from the correspondent network that the Company uses for its mortgage banking operations.

      All loans are underwritten and approved, or denied, by the loan committee, including loans obtained through the correspondent network. All single-family loans approved by the loan committee are ratified by the Board of Directors.

      The Company uses independent fee appraisers on all real estate related transactions that are originated in the branches of the Company and for each purchased loan. Each fee appraiser used must be licensed and approved by Mid-Continent's Board of Directors. Each purchased loan is reviewed and underwritten as if Mid-Continent were originating the loan. It is the Company's policy to obtain title and fire and casualty insurance for all mortgage loans. If appropriate, flood insurance is also required.

      Loan Solicitation and Processing for Mortgage Banking Operations. The Company solicits fixed- and adjustable-rate mortgage loans through a network of approximately 110 correspondents located primarily in Kansas and to a lesser extent in Oklahoma for sale in the secondary mortgage market.

      The Company regularly advises its correspondents of the rates it will pay to purchase mortgage loans. All loans are underwritten and approved, or denied, by the loan committee. All single family loans are reviewed and approved by both the loan committee and the Board of Directors. The Company issues a commitment letter by which the Company will extend the offer of a particular rate and terms for a period of up to 60 days. The Company's correspondents, typically other financial institutions, close the loan in the name of the correspondent and sell the loan to the Company based on the terms previously established for the loan.

      The Company generally retains the servicing rights to the loans it sells. The Company also sells mortgage loans originated through referrals from existing or past customers, real estate brokers, call-in and walk-in customers, and also as the result of advertising.

Origination, Purchase and Sale of Loans

      During the fiscal year ended September 30, 1996, the Registrant originated $107,713 in loans, purchased $183,845 in loans (all secured by one-to-four family residences), and sold $205,290 in loans (including $88,413 of loans securitized primarily through GNMA).

      Loan Sales. The Company currently sells most of its fixed-rate mortgage loan originations to FNMA, GNMA, FHLMC and private secondary market purchasers. The Company does not have separate underwriting policies for loans to be sold and loans to be retained. Loans originated for sale are underwritten with the same standards used to originate loans to be retained in the Company's loan portfolio. The Company pools its FHA and VA loans into GNMA pools that are then sold. Mortgage loans are typically sold with retention of servicing rights by the Company but generally without recourse.

      Loan Commitments. The Company issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitment requires acceptance within 60 days of the date of issuance. As of September 30, 1996, the Company had $63,743 of commitments to originate mortgage loans. The Company has commitments to sell, with servicing rights retained, $28,345 of these loans and the intent to add $16,513 of these loans to its investment in loans receivable to be held to maturity.

      Loan Processing and Servicing Fees. In addition to interest earned on loans, the Company recognized fees and service charges which consist primarily of fees on loans serviced for others. The Company recognized net loan servicing fees of $1,790, $3,102, and $3,128, before operating expenses, for the years ended September 30, 1994, 1995, and 1996, respectively. As of September 30, 1996, loans serviced for others totalled approximately $1,229,153. The Company has a strategy in place to expand the amount of loans serviced for others. This strategy requires the increase in both loans originated by the Company and sold into the secondary market with servicing retained as well as the purchase of loans originated out of Kansas for the purpose of resale with retention of the servicing rights.

      Loans to One Borrower. Regulations limit loans to one borrower in an amount equal to (i) 15% of unimpaired capital and retained earnings on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained earnings if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or (ii) $500, whichever is higher. The Company's maximum loan-to-one borrower limit was approximately $4,774 as of September 30, 1996.

      As of September 30, 1996, the Company's largest aggregation of loans to one borrower was two loans secured by 62 one-to-four family residences, originated prior to August 1989 in the amount of $3,039 having a balance of $3,666 as of September 30, 1996. These loans are secured by non-owner occupied one-to-four family units located in Wichita, Kansas and were performing in accordance with their terms as of September 30, 1996. They were restructured during October 1994. No provision for loss was considered necessary, based on the restructured terms and the cash flows expected to be generated by the underlying collateral.

      Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 16 days past due, a computer printed delinquency notice is sent and borrowers are contacted by telephone to discuss the delinquency. If the loan continues in a delinquent status for 90 days or more, the Board of Directors of the Company generally approves the initiation of foreclosure proceedings unless other repayment arrangements are made. Collection procedures for non-mortgage loans generally begin after a loan is ten days delinquent.

      Loans are reviewed on a regular basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent or, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments, if any, are recorded as interest income.

      Real estate acquired by the Company as a result of foreclosure or by a deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When foreclosed real estate is acquired, it is recorded at fair value as of the date of foreclosure or transfer less estimated disposal costs. It is subsequently carried at the lower of the new basis (fair value at foreclosure or transfer) or fair value. As of September 30, 1996, the Company had no loans that were considered troubled debt restructurings within the meaning of SFAS No. 15.

Non-Performing Assets

                                                                            At September 30,
                                                          1992        1993         1994        1995        1996
                                                          ----        ----         ----        ----        ----
                                                                          (Dollars In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   Permanent loans secured by one-to-four
    family dwelling units                                  $945        $ 45        $ 125       $ 368       $ 445
   All other mortgage loans                                  24           0            0           0           0
Non-mortgage loans:
   Consumer                                                  32           0            0          24          39
                                                         ------        ----        -----       -----       -----
Total                                                    $1,001        $ 45        $ 125       $ 392       $ 484
                                                         ======        ====        =====       =====       =====

Accruing loans which are contractually past
 due 90 days or more                                         $0        $  0        $   0       $   0       $   0
Total non-accrual and accrual loans                       1,001          45          125         392         484
REO                                                       1,237         837           46         187          28
                                                         ------        ----        -----       -----       -----
Total non-performing assets                              $2,238        $882        $ 171       $ 579       $ 512
                                                         ======        ====        =====       =====       =====
Total non-accrual loans to net loans                       1.27%       0.08%        0.12%       0.31%       0.28%
Total non-accrual loans to total assets                    0.53%       0.03%        0.06%       0.14%       0.14%
Total non-performing assets to total assets                1.18%       0.52%        0.08%       0.21%       0.15%
                                                         ======        ====        =====       =====       =====


      Accrued interest on non-performing loans for the years ended September 30, 1995 and 1996 totalled approximately $31 and $45.

      Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions that covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Company's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

      When an insured institution classified problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 1996 that Company had a general loss allowance for loans and REO of $455.

                                                At September 30,
                                                      1996
                                                -----------------
                                                 (In Thousands)
Special Mention                                         0
Substandard                                           389
Doubtful assets                                         0
Loss assets                                             0
General loss allowance                                455
Specific loss allowance                                 0
Charge-offs, net                                      112


     REO. Real estate owned or acquired by the Company as a result of foreclosure, judgment or by a deed in lieu of foreclosure is classified as real estate owed until it is sold. When property is acquired it is recorded at fair value as of the date of foreclosure or transfer less estimated disposal costs. It is subsequently carried at the lower of the new basis (fair value at foreclosure or transfer) or fair value.

     The Company held REO with a net balance of $28 as of September 30, 1996 consisting of 2 one-to-four family dwellings with a carrying value totaling $62. An allowance for loss of $34 is carried on real estate owned. See Note 9 to the Notes to Consolidated Financial Statements.

      Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended September 30, 1994, 1995, and 1996, the Company charged $6, $224, and $75, respectively, to the provision for loan losses and $59, $81, and $18, respectively, to the provision for losses on REO or in judgment and other repossessed assets.

      Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

The distribution of the Company's allowance for losses on loans is shown below at the dates indicated:



                                                                 At September 30,
                          ----------------------------------------------------------------------------------------------------------
                                 1992                1993                 1994                  1995                  1996
                          --------------------  -------------------  -------------------  --------------------  --------------------

                                   Percent of           Percent of           Percent of            Percent of            Percent of
                                    Loans in             Loans in             Loans in              Loans in              Loans in
                                      Each                 Each                 Each                  Each                  Each
                                   Category to          Category to          Category to           Category to           Category to
                          Amount   Total Loans  Amount  Total Loans  Amount  Total Loans  Amount   Total Loans  Amount   Total Loans
                          ------   -----------  ------  -----------  ------  -----------  ------   -----------  ------   -----------

Residential real estate    $231      92.72%     $307       92.13%    $226      95.98%     $369        96.49%     $351       97.06%
Commercial real estate       22       2.82%       18        3.19%      13       0.90%       10        0.98%        10        0.55%
Consumer                     30       4.46%       21        4.68%      36       3.12%       44        2.53%        60        2.39%
                           ----      -----      ----       -----     ----      -----      ----        -----      ----       -----

Total                      $283     100.00%     $346      100.00%    $275     100.00%     $423       100.00%     $421      100.00%
                           ====     ======      ====      ======     ====     ======      ====       ======      ====      ======



Analysis of the Allowance for Loan Losses

      The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                                             At September 30,
                                                         ------------------------------------------------------------
                                                           1992        1993         1994         1995         1996
                                                           ----        ----         ----         ----         ----
                                                                          (Dollars in Thousands)
Total loans outstanding, net                             $ 78,531    $ 56,623     $102,243     $124,796     $171,158
                                                         ========    ========     ========     ========     ========
Average loans outstanding                                  95,453      65,959       63,751      119,247      134,013
                                                         ========    ========     ========     ========     ========

Allowance balances (at beginning of period)                   274         283          346          275          423
Provision for loan losses                                      83         154            6          224           75
Net charge-offs:
   Residential                                                (59)        (62)         (65)         (56)         (58)
   Consumer                                                   (15)        (29)         (12)         (20)         (19)
                                                         --------    --------     --------     --------     --------
Allowance balance (at end of period)                     $    283    $    346     $    275     $    423     $    421
                                                         ========    ========     ========     ========     ========
Allowance for loan losses as a percent of total
 outstanding loans                                           0.36%       0.61%        0.27%        0.34%        0.25%
Net loans charged off as a percent of average
 loans outstanding                                           0.08%       0.14%        0.12%        0.06%        0.06%



Analysis of the Allowance for REO



                                                                        At September 30,
                                                 ---------------------------------------------------------------
                                                      1995         1993       1994        1995         1996
                                                      ----         ----       ----        ----         ----
                                                                    (Dollars in Thousands)
Total REO, net                                     $   1,237     $   837    $    46     $   187     $      28
                                                   =========     =======    =======     =======     =========

Allowance balance (at beginning of period)                77          36         25          16            51
Provision for loss                                        62          29         59          81            18
Net charge-offs                                         (103)        (40)       (68)        (46)          (35)
                                                   ---------     -------    -------     -------     --------
Allowance balance (at end of period)               $      36     $    25    $    16     $    51     $      34
                                                   =========     =======    =======     =======     =========
Allowance for loss on REO to net REO                    2.91%       2.99%     34.78%      27.27%       121.43%


Loan Servicing

      General. The Company's loan servicing portfolio represents a substantial asset which, in the opinion of management, is expected to generate a significant source of fee income. As of September 30, 1996, the Company was servicing approximately $1,229,153 of loans for others. The portfolio of mortgage loans serviced for others at September 30, 1996 consisted of approximately 22,000 loans with an average balance of approximately $55 and a weighted average service fee of approximately 0.387% per annum. Since 1988, the loan servicing portfolio has been increasing and the Company expects that it will continue to increase. In management's view, the loan servicing portfolio also acts to some degree as a hedge for the lending and mortgage banking components of the Company's business.

      The Company receives fees from a variety of institutional mortgage owners in return for performing the traditional services of collecting individual payments and managing the loan portfolio. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Company receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Company retains certain amounts in escrow for the benefit of the lender for which the Company incurs no interest expense but is able to lend. As of September 30, 1996, the Company held $16,917 in borrower escrow and principal and interest payments related to loans serviced for others. These amounts are categorized as deposits for financial reporting purposes.

      Loan Servicing Portfolio. The loan servicing portfolio as of September 30, 1996 was composed primarily of GNMA mortgage loan (71.2%), FNMA mortgage loans (9.4%), and FHLMC mortgage loans (18.8%). The balance of the loan servicing portfolio as of September 30, 1996 consisted of loans serviced for a variety of private investors. The loans serviced for others are predominantly secured by property located in Kansas. As of September 30, 1996, the portfolio also included loans secured by property located primarily in Oklahoma, Louisiana, Michigan and Illinois.

      As a result of the increase in the size of the portfolio of loans serviced for others, gross loan servicing fees have increased from $1,261 for the year ended September 30, 1991 to $4,779 for the year ended September 30, 1996.

      As part of its responsibilities for various investors in VA-guaranteed or FHA-insured mortgage loans, the Company is required to advance interest and certain other costs on those loans when the mortgagor is delinquent. This requirement continues until the Company pays the remaining principal amount of the loan to the investor and forecloses upon the loan. The Company subsequently files with either the VA or FHA a claim for the amount of loan principal, advanced interest and other costs incurred.

      When a claim is filed with the VA, the VA either (i) pays the claim in full and takes title to the foreclosed property (in which case the Company does not suffer a loss) or (ii) exercises its option to pay to the Company only the mortgage guarantee amount up to a maximum of 50% of the loan amount (in which case the Company must rely upon the sale of the foreclosed property to recover the balance of its claim). The VA typically exercises this latter option when the value of the property plus the guarantee is less than the carrying amount of the loan. To the extent that the guarantee, insurance, and the amounts generated from foreclosure proceedings are insufficient to retire the indebtedness on such loans, a loss will be incurred.

      When a claim is filed with the FHA, the Company is reimbursed for its advances of interest on the loan at the debenture interest rate in effect on the date that the loan was originated; in addition, the interest starts to accrue on the 61st day after the date of default at the debenture interest rate. Furthermore, if an originated loan does not conform to the loan underwriting standards of the acquiror, the acquiror has a right to require the Company to repurchase such loans.

      Included in other assets as of September 30, 1996, were $1,995 in claims receivable from the FHA or VA for insured or guaranteed mortgage loans. These receivables are carried at the lower of cost or net realizable value.

      Mortgage Servicing Rights ("MSRs"). The cost of MSRs are capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income. As of September 30, 1996, MSRs were carried at a value of $12,496 by the Company. MSRs generally are adversely affected by current and anticipated prepayments resulting from decreasing interest rates.

      The purchase of loan servicing rights by the Company involves a detailed analysis of the mortgage portfolio being offered for sale. When a request for bids is received, the Company evaluates the pertinent information, including types of loans, escrow balances, delinquency rate, weighted average coupon, weighted average maturity, foreclosure rates, and average principal balance on the servicing, to determine the appropriate purchase price. A bid, subject to due diligence, is then submitted. After a bid is accepted, the Company reviews all aspects of the loans to assure that the portfolio is as represented and reserves the right to withdraw the bid if the portfolio is found to be different from what was represented. The Company receives seller warranties and representations regarding the adequacy of prior loan servicing and origination procedures.

            Originated Mortgage Servicing Rights. In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights, effective for fiscal years beginning after December 15, 1995 with early adoption encouraged in fiscal years for which financial statements have not been issued. This Statement requires the recognition of mortgage servicing rights related to mortgage loans acquired through origination activities of the Savings Bank. The originated mortgage servicing rights are recorded at cost based upon the relative fair values of the loans and the servicing rights. Servicing release fees paid on comparable loans and discounted cash flows are used to determine estimates of fair values. The Savings Bank capitalized originated mortgage servicing rights of $322 in 1995 related to the early adoption of SFAS No. 122 which effect is included in the gain on sale of loans, net, to the extent such originated loans were sold prior to September 30, 1995. These rights are amortized in proportion to and over the period of expected net servicing income.

      Purchased Mortgage Servicing Rights. Purchased mortgage servicing rights are acquired from independent third-party originators and are recorded at the lower of cost or fair value. Prior to the adoption of SFAS No. 122, the excess of the sale consideration received for purchased loans over the recorded basis of those loans was offset against the cost of the mortgage servicing right instead of being recorded as income. As the Savings Bank has elected early adoption of SFAS No. 122, no gains on the sale of loans were offset against the cost of the mortgage servicing rights in 1995. The offset was $714 in 1994. Such rights are amortized in proportion to and over the period of expected net servicing income.

      Impairment Evaluation. The Savings Bank evaluates the carrying value of capitalized mortgage servicing rights on a periodic basis based on their estimated fair value. For purposes of evaluating and measuring impairment of capitalized servicing rights, in accordance with SFAS No. 122, the Savings Bank stratifies the rights based on their predominant risk characteristics. The significant risk characteristics considered by the Savings Bank are loan type, period or origination and stated interest rate. If the fair value estimated, using a discounted cash flow methodology, is less than the carrying amount for the portfolio, the portfolio is written down to the amount of the discounted expected cash flows utilizing a valuation allowance. The Savings Bank utilizes consensus market prepayment assumptions and discount rates to evaluate its capitalized servicing rights as of September 30, 1996 which considers the risk characteristics of the underlying servicing rights. For the years ended 1994, 1995 and 1996, there were no write downs or valuation allowances established for capitalized servicing.

      Sale of Mortgage Servicing Rights. The Savings Bank recognizes gains on sales of mortgage servicing rights when a legal closing of the sale occurs with title passing to the buyer. In addition, all significant risks and rewards of ownership have transferred to the buyer, including risks related to default prepayment (including no uncapped risks related to defaults or prepayments) and there are no significant unresolved contingencies. The Savings Bank defers the gain on sale of servicing until these conditions are met.

      The following table sets forth the loan servicing fees of the Company as well as such fees as a percentage of net interest income of the Company during the periods indicated.


                                                             Year Ended September 30,
                                             ------------------------------------------------------------
                                                 1992       1993        1994        1995         1996
                                                 ----       ----        ----        ----         ----
                                                              (Dollars in Thousands)
Loan servicing fees, net of MSR
  amortization                               $     837   $   1,125   $   1,789   $   3,102    $   3,128
Net interest income                          $   4,526   $   5,509   $   5,605   $   7,221    $   7,905
Loan servicing fees as a percentage
  of net interest income                          18.5%       20.4%       31.9%       43.0%        39.6%



      The following tables sets forth the composition of the portfolio of loans serviced for others as of September 30, 1996.

                                    Unpaid principal balance
                                    ------------------------
                                        (In Thousands)
                  GNMA                     $875,381
                  FNMA                      115,492
                  FHLMC                     231,515
                  Other(1)                    6,765
                                          ---------
                                         $1,229,153

--------------------
(1)  Includes   private    investors,    other   financial    institutions   and
     municipalities.

Interest Bearing Accounts Held at Other Financial Institutions

      As of September 30, 1996, the Company held $3,924 in interest-bearing deposits in other financial institutions, principally with the FHLB of Topeka. The Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Investment Activities

      Mid-Continent is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. As of September 30, 1996, the Company had an investment portfolio of approximately $90,562, consisting primarily of U.S. Government agency obligations, U.S. Treasury securities, and FHLB stock as permitted by the OTS regulations. The Company has found its level of investment securities has increased in recent years as a result of increased interest rates. Mid-Continent has invested in mortgage-related securities to offset any excess liquidity; principally in FNMA ARMs and FHLMC ARMs. The Company anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. Mid-Continent will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

Investment Portfolio

      The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments, FHLB stock, at the dates indicated. As of September 30, 1996, the market value of the Company's total investment securities portfolio was $88,154.

                                                       At September 30,
                                       ----------------------------------------------
                                          1993         1994        1995        1996
                                          ----         ----        ----        ----
                                                      (In Thousands)

Investment Securities:
   U.S. Government Securities           $  1,126     $  1,222    $  1,326    $  1,438
   U.S. Agency Securities                 11,812       20,946      52,917      84,797
   FHLB Stock                              2,206        2,206       2,206       4,327
                                          ------       ------      ------      ------
      Total Investment Securities       $ 15,144     $ 24,374    $ 56,449    $ 90,562
                                        ========     ========    ========    ========



      On June 1, 1989, the OTS issued a rule to clarify the application of GAAP to securities held for investment, sale and/or trading by insured savings associations. The rule requires an insured savings association's board of directors to document and monitor its investment policy and strategies, discusses the appropriate documentation of investment decisions of the insured savings association's board of directors, summarizes GAAP applicable to securities held for investment, sale and/or trading, and offers guidance on the application of GAAP by insured savings associations in determining whether a security should be accounted for as a security held as an investment, as a security held for sale or as a security held for trading.

      In May 1993, the FASB issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement addresses the accounting and reporting treatment for certain investments in debt and equity securities by requiring such investments to be classified in held-to-maturity, available-for-sale or trading categories. Securities classified as held-to-maturity would be carried at amortized cost, available-for-sale securities would be carried at market with unrealized gains (losses) included in equity and trading securities would be carried at market with unrealized gains (losses) included in operations. The Company adopted this standard effective October 1, 1994. The adoption of this Standard did not have any impact on the Company's financial position or results of operations as it is management's intent to hold all investment securities to maturity.

Investment Portfolio Maturities

      The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment securities portfolio as of September 30, 1996.



                                                                   As of September 30, 1996
                       ---------------------------------------------------------------------------------------------------------
                        One Year or Less One to Five Years  Five to Ten Years   More than Ten Years  Total Investment Securities
                       ----------------- -----------------  ------------------  --------------------  --------------------------
                       Carrying  Average Carrying  Average  Carrying   Average  Carrying     Average  Carrying  Average   Market
                        Value     Yield    Value    Yield     Value     Yield    Value        Yield     Value    Yield    Value
                       --------  ------- --------  -------  --------   -------  --------     -------  --------  -------   ------
                                                                              (Dollars in Thousands)
Investment Securities:
   U.S. Government
    Obligations                          $ 1,341     8.56%                       $    97    11.47%     $ 1,438    8.76%      1,415
   U.S. Agency
    Obligations         $2,000    6.18%   11,991     5.01%  $17,500     7.05%     53,306     7.71%      84,797    7.16%     82,412
   FHLB Stock                                                                      4,327     6.50%       4,327    6.50%      4,327
                        -----------------------------------------------------------------------------------------------------------
      Total             $2,000    6.18%  %13,332     5.37%  $17,500     7.05%     57,730     7.71%     $90,562    7.18%   $ 88,154
                        ===========================================================================================================

Mortgage-Related Securities

      The Company has a substantial investment in residential mortgage-related securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. As of September 30, 1996, the carrying value of mortgage-related securities totalled $34,383, or 10.1% of total assets. The market value of such securities totalled approximately $34,366 as of September 30, 1996. As of September 30, 1996, $14,296 in mortgage-related securities were pledged as collateral for public funds.

      The mortgage-related securities portfolio as of September 30, 1996 consisted primarily of fixed and adjustable rate pass through certificates issued by GNMA ($11,194), fixed and adjustable pass through certificates issued by FHLMC ($18,072), and fixed and adjustable pass through certificates issued by FNMA ($2,981). To a lesser extent, the mortgage-related securities portfolio also contains pass through certificates issued by the Mortgage Guarantee Insurance Corporation ("MGIC").

      Mortgage-related securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA and GNMA.

      FHLMC is a corporation chartered by the United States Government that issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal. FHLMC securities are indirect obligations of the United States Government. FNMA is a private corporation chartered by Congress with a mandate to establish a secondary market for conventional mortgage loans. FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the United States Government. GNMA is a government agency with HUD which is intended to help finance government assisted housing programs. GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the United States Government. Since FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

      Mortgage-related securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or ARMs. Mortgage-related securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-related pass-
through security is equal to the life of the underlying mortgages. Mortgage-related securities issued by FHLMC, FNMA, and GNMA make up the majority of the pass-through market.

      In a declining interest rate environment, the Company may experience significant prepayments on both fixed- and adjustable-rate mortgage-related securities. In such an environment or in an environment where interest rates are perceived to be low, the Company may not be able to reinvest the cash flow from these securities into comparable yielding investments.

      The following table sets forth the carrying value of the Company's mortgage-related securities portfolio at the dates indicated.



                                                         At September 30,
                                         ----------------------------------------------
                                            1993        1994         1995        1996
                                            ----        ----         ----        ----

Held for Investment:
   FNMA-ARMs                             $   5,424   $   3,391    $   2,990   $   2,616
   FHLMC-ARMs                                8,268       8,293        6,786       6,219
   GNMA-ARMs                                     -       6,020        5,729       5,043
   FHLMC-fixed rate                         12,705      15,256       13,835      11,853
   FNMA-fixed rate                           1,279         585          459         365
   GNMA-fixed rate                          10,494       8,086        7,293       6,151
   MGIC                                      4,686       3,399        2,912       2,136
                                          --------    --------     --------    --------
Total mortgage-related securities         $ 42,856    $ 45,030     $ 40,004    $ 34,383
                                          ========    ========     ========    ========


Subsidiary Activities

      Mid-Continent is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. As of September 30, 1996, the net book value of the Company's total investment in its service corporation was $129.

      The Bank has one subsidiary, Laredo Investment, Inc. which was incorporated in the State of Kansas and is engaged in the sale of tax deferred annuities through Mid-Continent's branch offices. Insurance commissions from the sale of tax deferred annuities amounted to $57 and $3 for the years ended September 30, 1995 and 1996, respectively.

Sources of Funds

      General. Deposits are the major source of the Company's funds for lending and other investment purposes. Mid-Continent derives funds from amortization and prepayment of loans and mortgage-related securities, maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Mid-Continent utilizes FHLB advances. The Company does not use brokered deposits.

      Deposits. Consumer deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments including checking, statement savings, money market deposit and term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more) and retirement account funds. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

      The Company intends to continue to aggressively seek new checking accounts and other related products and services by utilizing automated teller machines, direct mail, gifts, and in-branch promotions in an effort to increase fee income. In April 1993, the Company introduced a totally-free checking account program which has been successful in attracting new checking accounts.

      NOW accounts, money market accounts, regular savings accounts and custodial accounts constituted $57,862, or 26.9% of the Company's deposit portfolio as of September 30, 1996. Certificates of deposit constituted $99,480, or 46.4% of the deposit portfolio, excluding Jumbo certificates of deposit, with principal amounts of $100,000 or more, which constituted $57,151, or 26.6% of the deposit portfolio, as of September 30, 1996.

Jumbo Certificates of Deposit

      The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                  Certificates of Deposits
                  ------------------------
                                         September 30,
                                             1996
                                             ----
Maturity Period
Within three months                    $        40,636
Over three through six months                    3,601
Over six through twelve months                   4,168
Over twelve months                               8,746
                                                ------
   Total                               $        57,151
                                                ======


      To supplement lending activities in periods of deposit growth and/or declining loan demand, Mid-Continent has increased its investments in residential mortgage-related securities during recent years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. As of September 30, 1996, $41,371 in investment mortgage-related securities were pledged as collateral for public funds.

Borrowings

      Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. The Company has obtained advances from the FHLB of Topeka to supplement its supply of lendable funds. Advances from the FHLB of Topeka have typically been secured by a pledge of the Company's stock in the FHLB of Topeka and a portion of the Company's first mortgage loans and certain other assets. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. As of September 30, 1996, Mid-Continent had $81,700 in advances outstanding from the FHLB of Topeka. The Savings Bank has entered into a line-of-credit agreement with the FHLB of Topeka wherein the Savings Bank can borrow up to $54,400 subject to certain limitations. As of September 30, 1996, there was $15,700 outstanding relative to this agreement. The agreement expires December 27, 1996.

Personnel

      As of September 30, 1996, the Company had 140 full-time and 20 part-time employees. None of the Company's employees are represented by a collective bargaining group.

Competition

      The Company encounters strong competition both in the attraction of deposits and origination of loans. Competition comes primarily from savings institutions, commercial banks and credit unions that operate in counties where Mid-Continent's offices are located. The Company competes for savings accounts by offering depositors competitive interest rates and a high level of personal service. The Company competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and contractors.

Regulation

      Set forth below is a brief description of certain laws which relate to the regulation of the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Unless otherwise indicated, this section discusses regulations that apply to the Company indirectly through their direct application to the Savings Bank.

      General. As a federally chartered, FDIC-insured savings association, the Savings Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Savings Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

      The OTS, in conjunction with the FDIC, regularly examines the Savings Bank and prepares reports for the consideration of the Savings Bank's Board of Directors on any deficiencies that they find in the Savings Bank's operations. The Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Savings Bank's mortgage documents.

      The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company and its operations. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission ("SEC").

Regulatory Capital Requirements

      OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to 3% of total adjusted assets and (3) risk-based capital equal to 8.0% of total risk-weighted assets.

      The following  table sets forth the Savings Bank's  capital  position at
September   30,  1996,   as  compared  to  the  minimum   regulatory   capital
requirements imposed by the OTS at that date.

                                                 Percent
                                               of Adjusted
                                  Amount          Assets
                                  ------       ------------
                                 (Dollars in Thousands)
Tangible Capital:
Regulatory capital              $ 31,827            9.32%
Regulatory requirement             5,122            1.50%
                                --------           -----
     Excess                     $ 26,705            7.82%
                                ========           =====

Core Capital:
Regulatory capital              $ 31,827            9.32%
Regulatory requirement            10,244            3.00%
                                --------           -----
     Excess                     $ 21,583            6.32%
                                ========           =====

Risk-Based Capital:
Regulatory capital              $ 32,281           24.48%
Regulatory requirement            10,551            8.00%
                                --------           -----
     Excess                     $ 21,730           16.48%
                                ========           =====


Prompt Corrective Action

      Banking  regulators  are  required  to take  certain  supervisory  actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS rules, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

      Immediately upon becoming undercapitalized, an institution becomes subject to restrictive provisions. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long term cost to the deposit insurance fund, subject in certain cases to specified procedures.

      The Company is currently a well capitalized institution.

Dividend and Other Capital Distribution Limitations

      OTS regulations require the Savings Bank to give the OTS 30 days advance notice of any proposed declaration of dividends and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. In addition, the Savings Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Savings Bank below the amount required for the liquidation account established pursuant to the Savings Bank's Plan of Conversion.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1996, the Savings Bank was a Tier 1 institution. In the event the Company's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (not meet any one of its minimum regulatory capital requirement).

Qualified Thrift Lender Test

      The Home Owners Loan Act ("HOLA"), as amended, requires savings institutions to meet a qualified thrift lender ("QTL") test. If the Savings Bank maintains at least 65% of its portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets) in Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities" ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks, FNMA and FHLMC as qualifying QTIs. Compliance with the QTL test is measured on a monthly basis in nine out of every 12 months. As of September 30, 1996, the Savings Bank was in compliance with its QTL requirement with 75.8% of its total assets invested in Qualified Thrift Investments.

Federal Home Loan Bank System

      The Savings Bank is a member of the FHLB of Topeka, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Topeka in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. As of September 30, 1996, the Savings Bank had $4,327 in FHLB stock, which was in compliance with this requirement.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS.

      Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Savings Bank had no discount window borrowings as of September 30, 1996.

Holding Company Regulation

      The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Company and not for stockholders of the Company.

      As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Company satisfied the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Company or any other FDIC-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

Executive Officers of the Registrant

      The following individuals were executive officers of the Registrant as of September 30, 1996:

Name                    Age(1)      Positions Held With the Registrant
----                    ------      ----------------------------------

Richard T. Pottorff       62        Chairman, President, and Chief
                                    Executive Officer

Larry R. Goddard          50        Executive Vice President,  Chief Operating Officer,
                                    and Chief Financial Officer

Harold G. Siemens         47        Senior Vice President - Lending

David L. Walter           48        Vice President

---------------------
(1)   At September 30, 1996

      The following is a description of the principal employment and occupation during at least the past five years of the executive officers of the Registrant as of September 30, 1996.

Richard T. Pottorff has served as a Director and Officer of the Savings
Bank since 1978 and of The Company since its incorporation in January 1994. Mr. Pottorff has served as a Director of the FHLB of Topeka and has served as a member of the El Dorado Chamber of Commerce, the Wichita Association of Real Estate Brokers and the Wichita Homebuilders Association. In addition, Mr. Pottorff is the Chairman of the Federal and State Legislative

Committee of the Heartland Community Bankers. Mr. Pottorff is also a past Chairman of the Heartland Community Bankers.

      Larry R. Goddard has been with the Savings Bank since 1978 and has served as a Director of the Savings Bank and the Company since 1994. Mr. Goddard is a past President of the Mid-West Savings Conference and has served as Chairman of the Real Estate Mortgage Committee of the Heartland Community Bankers. He is also a member of the Lions Club, a member of the Partners in Education, a director of El Dorado, Inc., and a member of the Community Action for Retail & Revitalization Board.

      Harold G. Siemens has been with Company since 1983. He is a founding Director and past Presidnet of the Kansas Mortgage Banking Association and a Director of the Mid-West Savings Conference. Mr. Siemens is also a member of the Real Estate Mortgage Committee of the Heartland Community Bankers, the Wichita Area Association of Realtors and the Wichita Area Builders Association.

      David L. Walter has been with the Savings Bank since 1988 and has served as a Vice President of the Company since January 1995. With respect to the Savings Bank, Mr. Walter became the Treasurer and the Controller in 1988 and a Vice President in 1989. Mr. Walter is a member of the Financial Managers Society and the Treasurer of the El Dorado Kiwanis Club.

Item 2. Properties

      The Company operates from its corporate office located at 124 W. Central, El Dorado, Kansas. The Company owns this office facility which was opened in 1965.

Full service offices owned and leased by the Company are set forth below.


Location
--------

100 W. Twelfth                   405 N. Main                     2123 N. Maize Road
Newton, Kansas  67114            El Dorado, Kansas  67042        Wichita, Kansas 67212

1113 S. Main                     255 N. Main                     3055 N. Rock Road
Winfield, Kansas  67156          Wichita, Kansas  67201          Wichita, Kansas  67226

2310 S. Main                     1420 N. Ohio                    762 N.  West Street
Winfield, Kansas  67156          Augusta, Kansas  67010          Wichita, Kansas  67203


      The Company owns all of its facilities except 405 N. Main in El Dorado, which is leased. This lease expires June 30, 1998. The Company owns land at 79th St. and Rock Road, Derby, Kansas, Kansas that the Company expects to develop into an additional full-service office.

      The Company also owns certain other properties that it leases to others. The location of these properties is set forth below.



409 N. Main                      100 W. Twelfth                  402 N. Rose Hill Road
El Dorado, Kansas  67042         Newton, Kansas  67114           Rose Hill, Kansas  67213


Item 3. Legal Proceedings

      There are various claims and lawsuits in which the Company is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

      Supreme Court Ruling on Breach of Contract Regarding Supervisory Goodwill:
Mid-Continent Federal Savings Bank, the wholly-owned subsidiary of Mid Continent Bancshares, Inc., is pursuing its claim against the federal government to recover funds lost as a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). In 1986, the Bank was encouraged by the federal government to acquire an insolvent thrift institution ("Reserve Savings and Loan Association"). The federal government allowed the Bank to count the insolvent thrift's losses as "goodwill" assets and to double-count as "capital credit" federal government funds provided to help the Bank take over the failing thrift. The Bank contends (among other things) in its lawsuit that the federal government breached its contract with the Bank when FIRREA was enacted because FIRREA prevented the Bank from counting such assets toward minimum capital requirements. As a result of FIRREA, the Bank was forced to write off approximately $7,500,000 in supervisory goodwill. This write off reduced the Bank's regulatory capital.

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

      While the Supreme Court's ruling in U.S. v. Winstar Corp, et al., serves to support the Bank's legal claims in its pending lawsuit against the federal government, it is not possible at this time to predict what effect the Supreme Court's ruling, and subsequent rulings of a lower court concerning damages, will have on the outcome of the Bank's lawsuit. Notwithstanding the Supreme Court's ruling, there can be no assurance that the Bank will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996 (the "Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information contained in the table captioned "Selected Consolidated Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The   Registrant's   financial   statements   listed  under  Item  14  are
incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There has been no change of independent auditor for the Company, or its subsidiaries, during the two year period ended September 30, 1996.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information contained under the section captioned "Proposal I -- Election of Directors" in the Registrant's definitive proxy statement for the Registrant's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

      Additional information concerning executive officers is included under "Part I -- Executive Officers of the Registrant."

Item 11.  Executive Compensation

      The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "--Report of the Compensation Committee on Executive Compensation," and "--Stock Performance Graph" in the
Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information   required  by  this  item  is  incorporated  herein  by
reference to the first chart in the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

      (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" in the Proxy
Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   The following documents are filed as a part of this report:

            1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's 1996 Annual Report to Stockholders are incorporated herein by reference and also in Item 8 hereof.

      Consolidated Balance Sheets as of September 30, 1995 and 1996.

      Consolidated Statements of Income for the Years Ended September 30, 1994, 1995 and 1996.

      Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1994, 1995 and 1996.

      Consolidated Statements of Cash Flows for the Years Ended September 30, 1994, 1995 and 1996.

      Notes to Consolidated Financial Statements.

            2. Financial Statement Schedules, except for Exhibit 11, for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

            3. The following exhibits are included in this Report or incorporated herein by reference:

           (a)      List of Exhibits:

           3(i)     Certificate of  Incorporation  of Mid Continent  Bancshares,
                    Inc. *

           3(ii)    Bylaws of Mid Continent Bancshares, Inc. **

           10.1     Outside Director Consultation and Retirement Plan*

           10.2     Employment Agreement with Richard T. Pottorff **

           10.3     Employment Agreement with Larry R. Goddard **

           10.4     1994 Stock Option Plan **

           10.5     Management Stock Bonus Plan and Trust Agreement **

           10.6     Amendment to Employment Agreement with Richard T. Pottorff

           10.7     Amendment to Employment Agreement with Larry R. Goddard

           11       Statement Regarding Computation of Earnings Per Share

           13 Annual Report to Stockholders for the fiscal year ended September 30, 1996

           21       Subsidiaries of the Registrant **

           23       Consent from Deloitte & Touche, LLP

           99       Report on Financial Statement Schedule in Item 14

--------------------

* Incorporated by reference to the registration statement on Form S-1 (File No. 33-76010) declared effective by the Commission on May 3, 1994.

** Incorporated by reference to the Form 10-K (File No. 0-23620) for the fiscal year ended September 30, 1995.









Copies of above exhibits not contained herein are available, at a fee of $0.15 per page, to any security holder upon written request to the Secretary, Mid Continent Bancshares, Inc., 124 West Central, El Dorado, Kansas 67042.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, on December 26, 1996, by the undersigned, thereunto duly authorized.

                                          Mid Continent Bancshares, Inc.

                                          By:/s/Richard T. Pottorff
                                             ---------------------------------
                                             Richard T. Pottorff
                                             President, Chairman and Chief
                                              Executive Officer
                                             (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 26, 1996.


/s/ Larry R. Goddard                          /s/ Richard T. Pottorff
-------------------------------               ---------------------------------
Larry R. Goddard                              Richard T. Pottorff
Executive Vice President, Chief               President,   Chairman, Chief
Operating Officer, Chief Financial              Executive Officer, and Director
  Officer and Director                        (Principal Executive Officer)
(Principal Financial and Accounting
  Officer)



/s/ Donald Adlesperger                        /s/ Thomas C. Hand
-------------------------------               ---------------------------------
Donald Adlesperger                            Thomas C. Hand
Director                                      Director



/s/ Kenneth B. Dellett                        /s/ Ron J. McGraw
-------------------------------               ---------------------------------
Kenneth B. Dellett                            Ron J. McGraw
Director                                      Director