Form 10-Q
period 1996-12-31
MID CONTINENT BANCSHARES INC /KS/
filed 1997-02-06
CIK 919740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20519

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1996
                                  -----------------

                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


For the transition period from                         to
                                 ---------------------    ---------------------


Commission File Number:    0-23620
                           -------


   Mid Continent Bancshares, Inc.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter


Kansas                                                48-1146797
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


 124 West Central,   El Dorado, Kansas                               67042
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 (316) 321-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant 91) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Date:          January 31, 1997
            Class:         $0.10 par value, common stock
            Outstanding:   1,984,250 shares

MID CONTINENT BANCSHARES, INC.
INDEX

                                                                     Page Number

PART I - CONSOLIDATED FINANCIAL INFORMATION

Consolidated Balance Sheets as of December 31, 1996 (Unaudited)
and September 30, 1996                                                        3

Consolidated Statements of Income for the Three Months
Ended December 31, 1996 and 1995  (Unaudited)                                 4

Consolidated Statement of Stockholders' Equity for the
Three Months Ended December 31, 1996 (Unaudited)                              5

Consolidated Statements of Cash Flows for the Three Months
Ended December 31, 1996 and 1995 (Unaudited)                                  6

Notes to Consolidated Financial Statements (Unaudited)                   7 - 10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     11 - 15

PART II - OTHER INFORMATION                                             16 - 17

SIGNATURES                                                                   18

MID CONTINENT BANCSHARES, INC.
PART I

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                    September    December
                                                                       30,          31,
                                                                      1996         1996
                                                                                 (Unaudited)
                                                                   ------------------------
                                                                   (Dollars in Thousands)

ASSETS
CASH AND CASH EQUIVALENTS:
   Cash and amounts due from depository institutions                    $1,694      $1,542
   Interest bearing deposits in other banks                              3,924       7,140
                                                                       -------     -------
      Total cash and cash equivalents                                    5,618       8,682
INVESTMENT SECURITIES                                                   86,235      87,268
CAPITAL STOCK OF FEDERAL HOME LOAN BANK, at Cost                         4,327       4,683
MORTGAGE-RELATED SECURITIES                                             34,383      33,305
LOANS HELD FOR SALE, at lower of cost or market value                   13,718      16,221
LOANS RECEIVABLE (Less allowance for loan losses of $421 and $415)     171,158     179,142
PREMISES AND EQUIPMENT, Net                                              6,271       6,581
REAL ESTATE OWNED (Less allowance for losses of $34 and $34)                28         139
ACCRUED INTEREST RECEIVABLE                                              2,744       3,182
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED (Less
  accumulated amortization of $1,055 and $1,067)                            22          10
MORTGAGE SERVICING RIGHTS, Net                                          12,496      12,740
OTHER ASSETS                                                             3,186       3,572
                                                                       -------     -------
TOTAL ASSETS                                                          $340,186    $355,525
                                                                      ========    ========





LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS                                                              $214,493    $224,783
ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE                    1,805         588
INCOME TAXES PAYABLE, Net of deposits                                                  240
DEFERRED INCOME TAXES                                                      698         698
ACCRUED AND OTHER LIABILITIES                                            4,683       3,873
ADVANCES FROM FEDERAL HOME LOAN BANK                                    81,700      87,500
                                                                       -------     -------
      Total liabilities                                                303,379     317,682

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, no par, 10,000,000 shares authorized,
no shares issued or outstanding
COMMON STOCK, $0.10 par value, 20,000,000 shares                           225         225
authorized, 2,248,250 shares issued
ADDITIONAL PAID-IN CAPITAL                                              21,663      21,703
LESS UNEARNED COMPENSATION - EMPLOYEE STOCK OWNERSHIP PLAN              (1,054)     (1,014)
LESS UNEARNED COMPENSATION - MANAGEMENT STOCK BONUS PLAN                  (547)       (497)
RETAINED EARNINGS, Substantially restricted                             20,424      21,330

      Total                                                             40,711      41,747
TREASURY STOCK,  231,500 shares,  at cost                               (3,904)     (3,904)
                                                                       -------     -------
      Total stockholders' equity                                        36,807      37,843
                                                                       -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $340,186    $355,525
                                                                      ========    ========

See notes to consolidated financial statements.

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                         THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                        1995           1996
                                                                    (Unaudited)     (Unaudited)
                                                                    -----------------------------
                                                                       (Dollars in Thousands)

INTEREST INCOME:
   Loans receivable                                                       $2,794          $3,648
   Mortgage-related securities                                               776             654
   Investment securities                                                   1,047           1,771
   Other interest-cash and cash equivalents                                  109              49
                                                                           -----           -----
      Total interest income                                                4,726           6,122
                                                                           -----           -----

INTEREST EXPENSE:
   Deposits                                                                2,261           2,655
   Advances from Federal Home Loan Bank                                      545           1,252
                                                                           -----           -----
      Total interest expense                                               2,806           3,907
                                                                           -----           -----

NET INTEREST INCOME                                                        1,920           2,215

PROVISION FOR LOAN LOSSES                                                     --              25
                                                                           -----           -----

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        1,920           2,190
                                                                           -----           -----

OTHER INCOME:
   Gain on sale of loans, net                                                334             291
   Loan servicing fees                                                     1,213           1,207
   Amortization of mortgage servicing rights                                (402)           (421)
   Service fees and other charges to customers                               618             704
   Insurance commissions                                                       3              16
   Other                                                                       3              53
                                                                           -----           -----
      Total other income                                                   1,769           1,850
                                                                           -----           -----

OTHER EXPENSE:
   Salaries and employee benefits                                          1,133           1,129
   Federal insurance premiums                                                109              96
   Professional services                                                      66              57
   Occupancy of premises                                                     224             291
   Provision for losses on real estate owned
   Office supplies and related expenses                                      139             141
   Data processing                                                           143             154
   Amortization of excess cost over fair value of assets acquired             17              12
   Advertising and promotions                                                 92             111
   Deposit account expense                                                    55              89
   Loan servicing expense                                                     78              66
   Other                                                                     124             101
                                                                           -----           -----
      Total other expenses                                                 2,180           2,247
                                                                           -----           -----

INCOME BEFORE INCOME TAX EXPENSE                                           1,509           1,793

INCOME TAX EXPENSE                                                           558             695
                                                                           -----           -----

NET INCOME                                                                  $951          $1,098
                                                                           =====          ======

Earnings per share                                                         $0.48           $0.56
                                                                           =====           =====

Weighted average shares outstanding                                    1,999,846       1,949,911
                                                                       =========       =========

See notes to consolidated financial statements.

MID CONTINENT BANCSHARES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 1996
(Dollars in Thousands)

                                                            Unearned
                                                         Compensation  Unearned
                                                          - Employee  Compensation Retained
                                Common Stock    Additional   Stock     Management  Earnings,       Treasury Stock      Total
                                ------------    Paid-In    Ownership  Stock Bonus  Substantially   --------------  Stockholders'
                              Shares   Amount    Capital     Plan         Plan     Restricted      Shares  Amount      Equity

BALANCE, October 1, 1996      2,248,250   $225   $21,663    ($1,054)       ($547)    $20,424       231,500 ($3,904)   $36,807
Common stock committed
to be  released for
allocation -
Employee Stock
Ownership Plan                                                   40                                                        40

Increase in fair
market value of
Employee Stock
Ownership Plan shares
committed to be
released for allocation                               40                                                                   40

Amortization of
unearned
compensation -
Management Stock
Bonus Plan                                                                    50                                           50

Dividends on common
stock to  stockholders                                                                  (192)                            (192)

Net income                                                                             1,098                            1,098
                              -----------------------------------------------------------------------------------------------
BALANCE, December 31, 1996    2,248,250   $225   $21,703    ($1,014)       ($497)    $21,330       231,500 ($3,904)   $37,843
                              ===============================================================================================

See notes to consolidated financial statements.

MID CONTINENT BANCSHARES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                     1995        1996
                                                                                   (Unaudited) (Unaudited)
                                                                                   ----------  ---------
                                                                                   (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $951     $1,098
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Common Stock committed to be released for allocation -                                 39         40
     Employee Stock Ownership Plan
   Increase in fair market value of Employee Stock Ownership                              26         40
     Plan shares committed to be released  for  allocation
   Amortization of unearned compensation - Management Stock Bonus Plan                    50         50
   Stock dividend on capital stock in Federal Home Loan Bank                             (36)       (73)
   Amortization of premiums and discounts on mortgage-related
     securities and investment securities, net                                           (33)       (26)
   Provision for loan losses                                                                         25
   Net loan origination fees capitalized                                                 344        240
   Amortization of net deferred loan origination fees                                    (48)       (25)
   Amortization of mortgage servicing rights                                             402        421
   Mortgage servicing rights impairment                                                               1
   Amortization of excess of costs over fair value of asset acquired                      17         12
   Gain on sale of real estate owned, net                                                 (2)       (18)
   Depreciation on premises and equipment                                                110        132
   Gain on sale of loans                                                                (334)      (291)
   Origination of loans held for sale                                                (42,715)   (53,109)
   Proceeds from sale of loans held for sale                                          47,738     50,897
   Changes in:
   Accrued interest receivable                                                          (322)      (438)
   Other assets                                                                          203       (842)
   Income taxes payable                                                                  283        695
   Accrued and other liabilities                                                          19       (811)
                                                                                      ------    -------
      Net cash provided by (used in) operating activities                              6,692     (1,982)
                                                                                      ------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity or call of investment securities                             3,000     11,000
   Purchases of investment securities                                                 (9,986)   (12,283)
   Principal collected on mortgage-related securities                                  1,737      1,071
   Origination of loans receivable, net of principal collection                         (468)    (8,386)
   Acquisitions of mortgage servicing rights                                            (619)      (666)
   Purchase of premises and equipment                                                   (556)      (442)
   Proceeds from sales of real estate owned                                               79         69
                                                                                     -------    -------
      Net cash used in investing activities                                           (6,813)    (9,637)
                                                                                     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipts (payments) for deposits, net                                                (361)    10,290
   Net decrease in advance payments by borrowers for taxes and insurance              (1,659)    (1,217)
   Proceeds from advance from Federal Home Loan Bank                                  18,000     89,700
   Repayments on advances from Federal Home Loan Bank                                (15,000)   (83,900)
   Acquisition of Treasury Stock                                                      (1,368)        --
   Cash dividends on common stock to stockholders                                       (204)      (190)
                                                                                      ------     ------
      Net cash provided by (used in ) financing activities                              (592)    14,683
                                                                                      ------     ------

INCREASE  (DECREASE)  IN CASH AND CASH EQUIVALENTS                                      (713)     3,064
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                 5,677      5,618
                                                                                      ------     ------
   End of period                                                                      $4,964     $8,682
                                                                                      ======     ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Income tax payments (refunds)                                                        $275        $ 0
                                                                                      ======     ======
   Interest payments                                                                  $2,814     $3,930
                                                                                      ======     ======
   Loans transferred to real estate owned                                               --         $162
                                                                                      ======     ======
   Accrued dividends on common stock                                                    $198       $192
                                                                                      ======     ======

See notes to consolidated financial statements

                          MID CONTINENT BANCSHARES, INC

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

2.    BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 1996, the consolidated statements of income for the three months ended December 31, 1995 and 1996, stockholders' equity for the three months ended December 31, 1996 and cash flows for the three months ended December 31, 1995 and 1996, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the September 30, 1996 financial statements and notes thereto included in the Annual Report of the Company. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.

3.    DIVIDENDS ON COMMON STOCK

On December 19, 1996 the Company declared a $0.10 per share cash dividend to shareholders of record on January 2, 1997. The dividend was paid on January 16, 1997.

4.    NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In March 1995, FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which became effective for the Company beginning October 1, 1996. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying amount to the fair value of the asset. Generally, long-lived assets and certain identifiable intangibles that are to be disposed of should be reported at the lower of the carrying amount or fair value less costs to sell. The implementation of this Statement did not have a material impact on the consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which became effective for the Company beginning October 1, 1996. SFAS No. 123 requires increased disclosure of compensation expense arising from both fixed and performance stock compensation plans. Such expense will be measured as the fair value of the award at the date it is granted using an option-pricing model that takes into account the exercise price and expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost would be recognized over the service period, usually the period from the grant date to the vesting date. SFAS No. 123 encourages, rather than requires, companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies would be permitted, however, to continue accounting under Accounting Principles Board ("APB") Opinion No. 25. The Company will continue to apply APB Opinion No. 25 in their financial statements and will be required to disclose pro forma net income and earnings per share in a footnote, determined as if the Company had applied the new method.

In December 1996, the FASB issued SFAS No. 127, deferring the effective date of certain provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 will now become effective for the Company for transfers of financial assets occurring after December 31, 1997 and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No.125 supersedes SFAS No. 122, Accounting for Mortgage Servicing Rights. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and "excess servicing" receivables shall be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. The Statement provides that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfer, and servicing assets and liabilities be subsequently measured by (1) amortization in proportion to and over the period of estimated net servicing income or loss, and (2) assessment for asset impairment or increased obligation based on their fair values. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

 5.    LOANS RECEIVABLE

                                                      September 30,    December 31,
                                                          1996             1996
                                                                        (Unaudited)
                                                     ----------------  --------------
                                                         (Dollars in Thousands)

First mortgage loans:

Residential-one-to-four units                             $157,494          $166,689
Secured by other properties                                  1,013             1,000
Construction loans                                          17,367            15,635
                                                           -------           -------
                                                           175,874           183,324
                                                           -------           -------
Other installment loans:

Property improvement, auto and other                         5,195             5,304
Mobile home                                                    305               257
Deposits                                                       769               746
                                                           -------           -------
                                                             6,269             6,307
                                                           -------           -------
Less:
   Unearned discounts and loan fees                            157                28
   Undisbursed loan funds                                   10,407            10,046
   Allowance for loan losses                                   421               415
                                                           -------           -------
                                                          $171,158          $179,142
                                                          ========          ========

The Bank services loans for others which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balances of these loans are summarized as follows:

                                                       September 30,    December 31,
                                                           1996        --------------
                                                                            1996
                                                                        (Unaudited)
                                                       --------------  --------------
                                                           (Dollars in Thousands)

Government National Mortgage Association                    $875,381         $871,767
Federal National Mortgage Association                        115,492          111,684
Federal Home Loan Mortgage Corporation                       231,515          256,942
Other Investors                                                6,765            6,525
                                                          ----------       ----------
                                                          $1,229,153       $1,246,918
                                                          ==========       ==========

 6.    MORTGAGE SERVICING RIGHTS (MSR)

Following is an analysis of the changes in mortgage servicing rights:

                                                             Three Months Ended
                                                                December 31,
                                                                (Unaudited)
                                                           1995             1996
                                                       --------------  ----------------
                                                           (Dollars in Thousands)

Balance, Beginning of period                                 $11,625           $12,496
Additions                                                        619               666
Amortization                                                    (402)             (421)
                                                               -----             -----
                                                              11,842            12,741
Less:  Impairment                                                 --                 1
                                                                  --                 -
Balance, End of period                                       $11,842           $12,740
                                                             =======           =======

7.    CONTINGENCIES

LEGAL PROCEEDINGS
-----------------
Supreme Court Ruling on Breach of Contract Regarding Supervisory Goodwill:
Mid-Continent Federal Savings Bank, the wholly-owned subsidiary of Mid Continent Bancshares, Inc., is pursuing its claim against the federal government to recover funds lost as a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). In 1986, the Bank was encouraged by the federal government to acquire an insolvent thrift institution ("Reserve Savings and Loan Association"). The federal government allowed the Bank to count the insolvent thrift's losses as "goodwill" assets and to double-count as "capital credit" federal government funds provided to help the Bank take over the failing thrift. The Bank contends (among other things) in its lawsuit that the federal government breached its contract with the Bank when FIRREA was enacted because FIRREA prevented the Bank from counting such assets toward minimum capital requirements. As a result of FIRREA, the Bank was forced to write off approximately $7,500,000 in supervisory goodwill. This write off reduced the Bank's regulatory capital.

On July 1, 1996, the United States Supreme Court Affirmed decisions by a federal appellate court that the government had breached express contracts with three thrifts (U.S. v. Winstar Corp. et al.) and therefore was liable for damages. Those lawsuits stemmed from circumstances that are similar to those of the Bank; in order to persuade those thrifts to acquire certain insolvent thrift institutions, the federal government promised accounting treatment similar to that promised to the Bank.

While the Supreme Court's ruling in U.S. v. Winstar Corp. et al., serves to support the Bank's legal claims in its pending lawsuit against the federal government, it is not possible at this time to predict what effect the Supreme Court's ruling, and subsequent rulings of a lower court concerning damages, will have on the outcome of the Bank's lawsuit. Notwithstanding the Supreme Court's ruling, there can be no assurance that the Bank will be able to recover any funds arising out of its claim and, if any recovery is made, the amount of such recovery.

 8.    SUBSEQUENT EVENTS

During the month of January 1997, the Company acquired an additional 32,500 of treasury stock, at a cost of $794,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Resources:

The Bank's primary sources of funds are deposits, advances from Federal Home Loan Bank and proceeds from principal and interest payments on loans, mortgage-related securities and investment securities. While maturities and scheduled amortization of loans and mortgage-related securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Dependent on the current economic conditions, the Bank receives additional funds through unscheduled prepayments of mortgage loans and mortgage-related securities.

The Office of Thrift Supervision (OTS) requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Bank's actual liquidity ratios were 9.1% and 11.0% as of September 30, 1996 and December 31, 1996, respectively. The Bank's short-term liquidity ratio was 3.7% and 5.0%, respectively.

Managing the Bank's liquidity levels is a daily and a long-term function of the Bank and its Asset Liability Committee. Cash flows are monitored by the Bank on a regular basis. Cash flow planning is utilized to enhance the Bank's earnings where possible. Management believes that the Bank has access to ample funds to meet any unforeseen liquidity needs of the near future.

The Bank has acquired real estate and construction is in progress for a future branch office in Derby, Kansas. Expenditures for the future office will not have an adverse impact on liquidity.

Capital Resources:

As required under the Financial Institution Reform, Recovery and Enforcement Act (FIRREA) the Bank is required to maintain specific amounts of capital. As of December 31, 1996, the Bank was in compliance with all regulatory capital requirements. Capital includes tangible, core and risk-based capital ratios of 9.2%, 9.2% and 24.3%, respectively.

The Bank's capital requirements and actual capital under OTS regulations are as follows as of December 31, 1996:

                              AMOUNT            RATIO
                           (in thousands)

GAAP CAPITAL                  $32,936
                              =======
TANGIBLE CAPITAL:
      ACTUAL                  $32,936             9.2%
      REQUIRED                  5,388             1.5%
                              -------           -----
      EXCESS                  $27,548             7.7%
                              =======           =====

CORE CAPITAL:
      ACTUAL                  $32,936             9.2%
      REQUIRED                 10,775             3.0%
                              -------           -----
      EXCESS                  $22,161             6.2%
                              =======           ======

RISK-BASED CAPITAL:
      ACTUAL                  $33,401            24.3%
      REQUIRED                 11,012             8.0%
                              -------           -----
      EXCESS                  $22,389            16.3%
                              =======           ======

                              RESULTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                             (Dollars in Thousands)

GENERAL - The Company's net income for the three months ended December 31, 1996 was $1,098 compared with $951 for the three months ended December 31, 1995.

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

Net interest income for the three month period ended December 31, 1996 was $2,215, representing a 15.4% increase from the three month period ended December 31, 1995. Interest-bearing assets and liabilities increased from December 31, 1995 to December 31, 1996. (Interest-bearing assets increased by $79,750, or 32.2%, while interest-bearing liabilities increased by $80,928, or 35.0%.) Total interest income increased by 29.5% to $6,122 while interest expense increased 39.2% to $3,907.

INTEREST INCOME - Interest income for the three months ended December 31, 1996 was $6,122 compared with $4,726 for the three months ended December 31, 1995, representing an increase of $1,396 or 29.5%.

The Bank's interest on loans receivable increased $854 during the three months ended December 31, 1996 over the same period in 1995. This increase reflects an increase in loans receivable. Loans held for investment purposes at December 31, 1996 were approximately $54,273 greater than at December 31, 1995.

Interest on mortgage-related securities decreased $122. The Bank's investment in mortgage-related securities declined in the quarter ended December 31, 1996.

Income from the investment portfolio and cash and cash equivalents increased $664. The improvement is due to an increase in investment securities of $28,434, from $63,517 at December 31, 1995 to $91,951 at December 31, 1996.

INTEREST EXPENSE - Interest expense for the three months ended December 31, 1996 was $3,907 compared with $2,806 for the three months ended December 31, 1995, representing an increase of $1,101 or 39.2%. The increased interest expense for the period was the result of growth in the deposits of $29,428, from $195,355 at December 31, 1995 to $224,783 at December 31, 1996, as well as an increased amount of borrowings of $51,500, from $36,000 at December 31, 1995 to $87,500 at December 31, 1996.

PROVISION FOR LOAN LOSSES - The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the three months ended December 31, 1996 and 1995, respectively, the Bank recorded a provision for loan losses of $25 and $0. Management believes the allowance for loan losses as of December 31, 1996 is adequate to cover all material losses inherent in the Bank's portfolio.

OTHER INCOME - Other income for the three month period ended December 31, 1996 was $1,850 compared with $1,769 for the three months ended December 31, 1995, representing an increase of $81. At December 31, 1996, the Bank was servicing approximately $1,246,918 of mortgage loans for others. At December 31, 1995, the Bank was servicing approximately $1,199,763 of mortgage loans for others. The Bank's total servicing portfolio for others increased $47,155, or 3.9%.

Revenue from loan servicing fees (net of MSR amortization), decreased $25, from $811 for the quarter ended December 31, 1995 to $786 for the quarter ended December 31, 1996. Gross loan servicing fees decreased $6 from $1,213 for the three months ended December 31, 1995 to $1,207 for the three months ended December 31, 1996. Amortization of mortgage servicing rights increased $19 in the 1996 quarter when compared to the same 1995 quarter.

Service fees and other charges to customers increased $86, from $618 for the quarter ended December 31, 1995 to $704 for the quarter ended December 31, 1996. A primary source of the increase in service fees from customers is the Bank's checking account programs. The number of checking accounts increased from approximately 14,100 at December 31, 1995 to approximately 16,400 at December 31, 1996. In addition to enhancing service fee income, the checking account programs provide a source of low-cost deposits for the Bank.

Loans held for sale decreased $1,199, or 6.9%, to $16,221 at December 31, 1996, compared to $17,420 at December 31, 1995. Sales of loans held for sale increased $3,159, or 6.6%, from $47,738 for the quarter ended December 31, 1995 to $50,897 for the quarter ended December 31, 1996. Gain on the sale of loans decreased from $334 for the quarter ended December 31, 1995 to $291 for the quarter ended December 31, 1996. Although the Company reduces the level of market risk by obtaining commitments to sell loans at fixed prices, it cannot eliminate all such risks.

OTHER EXPENSE - Other expenses for the three months ended December 31, 1996 totaled $2,247 compared to $2,180 for the three months ended December 31, 1995. Other expenses consisted of compensation related expenses, building and maintenance expenses, federal insurance premiums, audit and OTS examination fees, and other general and administrative expenses.

Salaries and employee benefits decreased from $1,133 in the December 31, 1995 quarter to $1,129 in the December 31, 1996 quarter.

Office occupancy, supplies and data processing expenses collectively increased $80 in the December

31, 1996 quarter compared to the December 31, 1995 quarter. The Bank opened two additional full service branches in 1996. In addition to general increases in costs of services, the December 31, 1996 quarter includes the costs of nine full service branches in 1996, compared to seven in 1995.

Advertising and promotion and deposit account expenses collectively increased $53 in the December 31, 1996 quarter compared to the December 31, 1995 quarter. These expenses are primarily for the promotion and related costs associated with opening new offices and the Bank's checking account programs.

Loan servicing expenses decreased from $78 for the quarter ended December 31, 1995 to $66 for the quarter ended December 31, 1996. These expenses are for custodial fees for loan documents, additional loan pay off interest associated with GNMA pooled mortgages and improvements in the Bank's mortgage payment and processing systems.

INCOME TAXES - Income tax expense for the three months ended December 31, 1996 was $695 which represents an effective tax rate of 38.8%. Income tax expense for the three months ended December 31, 1995 was $558 which represents an effective tax rate of 37.0%.

                         MID CONTINENT BANCSHARES, INC.
                                     PART II

Item 1.     Legal Proceedings

            The Company has no material proceedings pending against it.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            The 1997 Annual Meeting of Stockholders of Mid Continent Bancshares, Inc. was held on January 23, 1997.

            The Meeting was for the purpose of considering and acting upon the following matters.

            1.    The election of three directors of the Company.

            2. The ratification of the appointment of Deloitte & Touche LLP as independent auditors of Mid Continent Bancshares, Inc. for the fiscal year ending September 30, 1997.

            The following chart shows the voting results on the above matters.

            1.    Election of three directors

                                                Votes For   Votes Withheld
                                                ---------   --------------
                  Richard T. Pottorff           1,789,324        2,024
                  Kenneth B. Dellett            1,789,324        2,024
                  Ron J. McGraw                 1,789,124        2,224


                                                Affirmative   Negative
                                                   Votes        Votes    Abstentions
                                                   -----        -----    -----------
            2.    Ratification of appointment of
                  Deloitte and Touche LLP as
                  independent auditors for the
                  fiscal year ending
                  September 30, 1997              1,784,545     3,450       3,353

Item 5.     Other information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Mid Continent Bancshares, Inc.
                                      ------------------------------




  February 4, 1997                     /s/Richard T. Pottorff
----------------------------          ---------------------------------------
       Date                            Richard T. Pottorff
                                       President
                                       Chief Executive Officer




  February 4, 1997                    /s/Larry R. Goddard
----------------------------          ---------------------------------------
        Date                          Larry R. Goddard
                                      Executive Vice President
                                      Chief Financial Officer