Form 10-Q
period 1997-03-31
MID CONTINENT BANCSHARES INC /KS/
filed 1997-05-02
CIK 919740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20519

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                                   --------------
                                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ---------------------------


Commission File Number:   0-23620
                          -------

   Mid Continent Bancshares, Inc.
--------------------------------------------------------------------------------
Exact name of registrant as specified in its charter


Kansas                                                    48-1146797
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                       Identification No.)


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

                  Date:   April 30, 1997
                  Class:  $0.10 par value, common stock
                  Outstanding: 1,958,250 shares

MID CONTINENT BANCSHARES, INC.

INDEX

                                                                     Page Number

PART I - CONSOLIDATED FINANCIAL INFORMATION

Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
and September 30, 1996                                                     3

Consolidated Statements of Income for the Three and Six Months
Ended March 31, 1997 and 1996 (Unaudited)                                  4

Consolidated Statements of Stockholders' Equity for the Six
Months Ended March 31, 1997 (Unaudited)                                    5

Consolidated Statements of Cash Flows for the Six Months
Ended March 31, 1997 and 1996 (Unaudited)                                  6

Notes to Consolidated Financial Statements (Unaudited)                     7-11

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        12-19

PART II - OTHER INFORMATION                                                20

SIGNATURES                                                                 21

                         MID CONTINENT BANCSHARES, INC.

                                     PART I

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,     March 31,
                                                                                              1996            1997
                                                                                                         (Unaudited)
                                                                                        -------------- --------------
                                                                                           (Dollars in Thousands)

ASSETS
CASH AND CASH EQUIVALENTS:
   Cash and amounts due from depository institutions                                           $1,694         $1,957
   Interest bearing deposits in other banks                                                     3,924          6,058
                                                                                                -----          -----
      Total cash and cash equivalents                                                           5,618          8,015
INVESTMENT SECURITIES                                                                          86,235         98,741
CAPITAL STOCK OF FEDERAL HOME LOAN BANK, at Cost                                                4,327          4,759
MORTGAGE-RELATED SECURITIES                                                                    34,383         31,841
LOANS HELD FOR SALE, at lower of cost or market value                                          13,718         16,071
LOANS RECEIVABLE (Less allowance for loan losses of $421 and $378)                            171,158        185,919
PREMISES AND EQUIPMENT, Net                                                                     6,271          6,879
REAL ESTATE OWNED (Less allowance for losses of $34 and $44)                                       28            245
ACCRUED INTEREST RECEIVABLE                                                                     2,744          3,180
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED (Less accumulated
 amortization of $1,055 and $1,077)                                                                22             --
MORTGAGE SERVICING RIGHTS, Net                                                                 12,496         12,943
OTHER ASSETS                                                                                    3,186          2,576
                                                                                                -----          -----
TOTAL ASSETS                                                                                 $340,186       $371,169
                                                                                             ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS                                                                                     $214,493       $233,393
ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE                                           1,805          1,358
INCOME TAXES PAYABLE, Net of deposits                                                                            265
DEFERRED INCOME TAXES                                                                             698            698
ACCRUED AND OTHER LIABILITIES                                                                   4,683          3,176
ADVANCES FROM FEDERAL HOME LOAN BANK                                                           81,700         95,000
                                                                                               ------         ------
      Total liabilities                                                                       303,379        333,890

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, no par, 10,000,000 shares authorized, no shares issued or outstanding
COMMON STOCK, $0.10 par value, 20,000,000 shares authorized, 2,248,250 shares issued              225            225
ADDITIONAL PAID-IN CAPITAL                                                                     21,663         21,755
LESS UNEARNED COMPENSATION-EMPLOYEE STOCK OWNERSHIP PLAN                                       (1,054)          (980)
LESS UNEARNED COMPENSATION-MANAGEMENT STOCK BONUS PLAN                                           (547)          (448)
RETAINED EARNINGS, Substantially restricted                                                    20,424         22,113
                                                                                               ------         ------
      Total                                                                                    40,711         42,665
TREASURY STOCK, 231,500 and 290,000 shares, at cost                                            (3,904)        (5,386)
                                                                                              -------        -------
      Total stockholders' equity                                                               36,807         37,279
                                                                                               ------         ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $340,186       $371,169
                                                                                             ========       ========

See notes to consolidated financial statements

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           March 31,                    March 31,
                                                                  ---------------------------   --------------------------
                                                                      1996           1997          1996           1997
                                                                   (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
INTEREST INCOME:
   Loans receivable                                                $     2,706    $     3,685    $     5,500    $     7,333
   Mortgage-related securities                                             706            632          1,482          1,286
   Investment securities                                                 1,205          1,768          2,252          3,539
   Other interest-cash and cash equivalents                                 90             79            199            128
                                                                   -----------    -----------    -----------    -----------
      Total interest income                                              4,707          6,164          9,433         12,286
                                                                   -----------    -----------    -----------    -----------

INTEREST EXPENSE:
   Deposits                                                              2,323          2,816          4,584          5,471
   Advances from Federal Home Loan Bank                                    590          1,260          1,135          2,512
                                                                   -----------    -----------    -----------    -----------
      Total interest expense                                             2,913          4,076          5,719          7,983
                                                                   -----------    -----------    -----------    -----------

NET INTEREST INCOME                                                      1,794          2,088          3,714          4,303

PROVISION FOR (RECOVERY OF) LOAN LOSSES                                     (7)            --             (7)            25
                                                                   -----------    -----------    -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      1,801          2,088          3,721          4,278
                                                                   -----------    -----------    -----------    -----------

OTHER INCOME:
   Loan servicing fees                                                   1,193          1,193          2,406          2,400
   Amortization of mortgage servicing rights                              (458)          (441)          (860)          (862)
   Service fees and other charges to customers                             632            706          1,251          1,410
   Gain on sale of loans, net                                              409            225            743            516
   Insurance commissions                                                    44              3             47             19
   Other                                                                    --             23              3             76
                                                                   -----------    -----------    -----------    -----------
      Total other income                                                 1,820          1,709          3,590          3,559
                                                                   -----------    -----------    -----------    -----------

OTHER EXPENSE:
   Salaries and employee benefits                                        1,149          1,134          2,282          2,263
   Occupancy of premises                                                   237            291            461            582
   Office supplies and related expenses                                    188            174            327            315
   Data processing                                                         149            137            292            291
   Advertising and promotions                                              118            126            210            237
   Federal insurance premiums                                              112             35            221            131
   Professional services                                                    69             78            135            135
   Provision for losses on real estate owned                                18             10             18             10
   Amortization of excess cost over fair value of asset acquired            16             11             33             22
   Deposit account expense                                                  72             70            127            159
   Loan servicing expense                                                   78             59            156            125
   Other                                                                   130            123            255            225
                                                                   -----------    -----------    -----------    -----------
      Total other expenses                                               2,336          2,248          4,517          4,495
                                                                   -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE                                         1,285          1,549          2,794          3,342

INCOME TAX EXPENSE                                                         465            581          1,023          1,276
                                                                   -----------    -----------    -----------    -----------

NET INCOME                                                         $       820    $       968    $     1,771    $     2,066
                                                                   ===========    ===========    ===========    ===========

Earnings per share                                                 $      0.42    $      0.50    $      0.89    $      1.06
                                                                   ===========    ===========    ===========    ===========
Weighted average shares outstanding                                  1,964,079      1,932,105      1,982,060      1,941,119
                                                                   ===========    ===========    ===========    ===========

See notes to consolidated financial statements

================================================================================
MID CONTINENT BANCSHARES, INC.

================================================================================


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 1997

                                                     Unearned
                                                     Compensation  Unearned
                                                     - Employee    Compensation Retained
                                         Additional  Stock         Management   Earnings,                        Total
                       Common Stock      Paid-In     Ownership     Stock Bonus  Substantially  Treasury Stock    Stockholders'
                    Shares       Amount   Capital    Plan          Plan         Restricted    Shares   Amount    Equity

BALANCE,
October 1, 1996     2,248,250      $225    $21,663         ($1,054)    ($547)      $20,424     231,500  ($3,904)     $36,807

Acquisition of
Treasury Stock                                                                                  58,500   (1,482)      (1,482)

Common stock
committed to be
released for
allocation
- Employee
Stock
Ownership Plan                                                  74                                                        74

Increase in
fair market
value of
Employee
Stock
Ownership
Plan shares
committed to
be released
for allocation                                  92                                                                        92


Amortization
of unearned
compensation
- Management
Stock Bonus
Plan                                                                     99                                              99

Dividends on
common stock
to stockholders                                                                      (377)                             (377)

Net income                                                                          2,066                             2,066
                   ============ ======== =========== ============   =========== ============= ======== ========= ===============
BALANCE,
March 31, 1997     2,248,250      $225    $21,755          ($980)     ($448)      $22,113     290,000  ($5,386)     $37,279
                   ============ ======== =========== ============   =========== ============= ======== ========= ===============

See Notes to consolidated financial statements.

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      SIX MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                    1996        1997
                                                                                                (Unaudited)  (Unaudited)
                                                                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                   $   1,771    $   2,066
   Adjustments to reconcile net income to net cash provided by (used in operating activities:
   Common stock committed to be released for allocation - Employee Stock Ownership Plan                73           74
   Increase in fair market value of Employee Stock Ownership Plan shares committed to be
    realized for allocation                                                                            53           92
   Amortization of unearned compensation - Management Stock Bonus Plan                                 99           99
   Stock dividend on capital stock in Federal Home Loan Bank                                          (70)        (149)
   Amortization of premiums and discounts on mortgage-related securities and investment
    securities, net                                                                                   (74)         (53)
   Provision for (recovery of) loan losses                                                             (7)          25
   Provision for losses on real estate owned                                                           18           10
   Net loan origination fees capitalized                                                              815          566
   Amortization of net deferred loan origination fees                                                 (76)         (54)
   Amortization of mortgage servicing rights                                                          860          862
   Impairment of mortgage servicing rights                                                              9            4
   Amortization of excess of costs over fair value of asset acquired                                   33           22
   Gain on sale of real estate owned                                                                   --          (18)
   Depreciation on premises and equipment                                                             226          261
   Gain on sale of loans, net                                                                        (743)        (516)
   Origination of loans held for sale                                                             (78,848)    (106,889)
   Proceeds from sale of loans held for sale                                                       80,914      105,052
   Changes in:
      Accrued interest receivable                                                                    (247)        (436)
      Other assets                                                                                    506          153
      Income taxes payable                                                                           (613)         720
      Accrued and other liabilities                                                                 1,474       (1,501)
                                                                                                ---------    ---------
             Net cash provided by operating activities                                              6,173          390
                                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity or call of investment securities                                         17,000       11,000
   Purchases of investment securities                                                             (40,922)     (23,722)
   Principal collected on mortgage-related securities                                               3,128        2,528
   Origination of loans receivable, net of principal collection                                    (2,848)     (15,564)
   Acquisitions of mortgage servicing rights                                                       (1,231)      (1,313)
   Purchases of premises and equipment                                                               (924)        (869)
   Proceeds from sales of real estate owned                                                           148           57
                                                                                                ---------    ---------
             Net cash used in investing activities                                                (25,649)     (27,883)
                                                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipts for deposits, net                                                                      11,192       18,900
   Net decrease in advance payments by borrowers for taxes and insurance                           (1,172)        (446)
   Proceeds from advances from Federal Home Loan Bank                                              47,700      149,700
   Repayments on advances from Federal Home Loan Bank                                             (38,500)    (136,400)
   Cash dividend on common stock to stockholders                                                     (198)        (382)
   Acquisition of Treasury Stock                                                                   (1,905)      (1,482)
                                                                                                ---------    ---------
             Net cash provided by financing activities                                             17,117       29,890
                                                                                                ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                                              (2,359)       2,397
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                              5,677        5,618
                                                                                                =========    =========
   End of period                                                                                $   3,318    $   8,015
                                                                                                =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Income tax payments                                                                          $   1,636    $     556
                                                                                                =========    =========
   Interest payments                                                                            $   5,786    $   8,015
                                                                                                =========    =========
   Loans transferred to real estate owned                                                       $     168    $     266
                                                                                                =========    =========
   Accrued dividends on common stock                                                            $     194    $     186
                                                                                                =========    =========

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

2.     BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three and six months ended March 31, 1996 and 1997, consolidated stockholders' equity for the six months ended March 31, 1997 and consolidated cash flows for the six months ended March 31, 1996 and 1997, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the September 30, 1996 financial statements and notes thereto included in the Annual Report of the Company. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

3.    DIVIDENDS ON COMMON STOCK

On March 27, 1997 the Company declared a $0.10 per share cash dividend to shareholders of record on April 10, 1997. The dividend was paid on April 24, 1997.

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

In December 1996, the FASB issued SFAS No. 127, deferring the effective date of certain provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 will now become effective for the Company for transfers of financial assets occurring after December 31, 1997 and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 supersedes SFAS No. 122, Accounting for Mortgage Servicing Rights. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and "excess servicing" reeceivables shall be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. The Statement provides that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfer, and servicing assets and liabilities be subsequently measured by (1) amortization in proportion to and over the period of estimated net servicing income or loss, and (2) assessment for asset impairment or increased obligation based on their fair values. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

In February 1997, the FASB issued SFAS No. 128 Earnings per Share. The Statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS and may require additional disclosure of the EPS computation. The Statement is effective for the Company's financial statements as of September 30, 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

In February 1997, the FASB also issued SFAS No. 129 Disclosure of Information about Capital Structure. The Statement establishes standards for disclosing information about an entity's capital structure. The Statement is effective for the Company's financial statements as of September 30, 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

5.  LOANS RECEIVABLE

                                                                                September 30,            March 31,
                                                                                     1996                  1997
                                                                                                        (Unaudited)
                                                                         ----------------------- --------------------
                                                                                      (Dollars in Thousands)

First mortgage loans:
Residential-one-to-four units                                                          $157,494             $171,808
Secured by other properties                                                               1,013                  956
Construction loans                                                                       17,367               17,197
                                                                         ----------------------- --------------------
                                                                                        175,874              189,961
                                                                         ----------------------- --------------------
Other installment loans:
Property improvement, auto and other                                                      5,195                5,526
Mobile home                                                                                 305                  207
Deposits                                                                                    769                  723
                                                                         ----------------------- --------------------
                                                                                          6,269                6,456
                                                                         ----------------------- --------------------
Less:
   Unearned discounts and loan fees                                                         157                  (28)
   Undisbursed loan funds                                                                10,407               10,148
   Allowance for loan losses                                                                421                  378
                                                                         ======================= ====================
                                                                                       $171,158              185,919
                                                                         ======================= ====================

The Bank services loans for others which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balances of these loans are summarized as follows:

                                                                                  September 30,           March 31,
                                                                                       1996                  1997
                                                                                                        (Unaudited)
                                                                                  --------------        -------------
                                                                                       (Dollars in Thousands)

Government National Mortgage Association                                               $875,381             $868,997
Federal National Mortgage Association                                                   115,492              108,603
Federal Home Loan Mortgage Corporation                                                  231,515              286,060
Other Investors                                                                           6,765                6,295
                                                                                     ----------           ----------
                                                                                     $1,229,153           $1,269,955
                                                                                     ==========           ==========

 6.   MORTGAGE SERVICING RIGHTS (MSR)

Following is an analysis of the changes in mortgage servicing rights:

                                                                                       Six Months Ended
                                                                                          March 31,
                                                                                         (Unaudited)
                                                                                  1996                  1997
                                                                          ---------------------- --------------------
                                                                                    (Dollars in Thousands)

Balance, Beginning of period                                                            $11,625              $12,496
Additions                                                                                 1,231                1,313
Amortization                                                                               (860)                (862)
                                                                          ---------------------- --------------------
                                                                                         11,996               12,947
Allowance for loss                                                                            9                    4
                                                                          ====================== ====================
Balance, End of period                                                                  $11,987              $12,943
                                                                          ====================== ====================

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

Mid-Continent Federal Savings Bank is engaged principally in the business of attracting deposits from the general public and using such deposits, together with other borrowed funds, to originate permanent and construction loans secured by one-to-four family residential real estate, to make permitted investments, including mortgage-backed and mortgage-related securities, and to acquire the rights to perform loan servicing function for others.

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

The Office of Thrift Supervision (OTS) requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Bank's actual liquidity ratios were 9.1% and 11.1% as of September 30, 1996 and March 31, 1997, respectively. The Bank's short-term liquidity ratio was 3.7% and 6.9%, respectively.

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

Capital Resources:

As required under the Financial Institution Reform, Recovery and Enforcement Act (FIRREA) the Bank is required to maintain specific amounts of capital. As of March 31, 1997, the Bank was in compliance with all regulatory capital requirements. Capital includes tangible, core and risk-based capital ratios of 9.1%, 9.1% and 24.0%, respectively.

The Bank's capital requirements and actual capital under OTS regulations are as follows as of March 31, 1997:

                                               AMOUNT               RATIO
                                           (in thousands)
GAAP CAPITAL                                  $33,923
                                        ==================
TANGIBLE CAPITAL:
      ACTUAL                                  $33,923                9.1%
      REQUIRED                                  5,586                1.5%
                                        ================== ==================
      EXCESS                                  $28,337                7.6%
                                        ================== ==================

CORE CAPITAL:
      ACTUAL                                  $33,923                9.1%
      REQUIRED                                 11,173                3.0%
                                        ================== ==================
      EXCESS                                  $22,750                6.1%
                                        ================== ==================

RISK-BASED CAPITAL:
      ACTUAL                                  $34,345              24.0%
      REQUIRED                                 11,423               8.0%
                                        ================== ==================
      EXCESS                                  $22,922              16.0%
                                        ================== ==================

                              RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Dollars in Thousands)

GENERAL - The Company's net income for the three months ended March 31, 1997 was $968 compared with $820 for the three months ended March 31, 1996.

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

Net interest income for the three months ended March 31, 1997 was $2,088, representing a 16.4% increase from the three month period ended March 31, 1996. Interest-bearing assets and liabilities increased from March 31, 1996 to March 31, 1997. (Interest-bearing assets increased by $76,346, or 28.6%, while interest-bearing liabilities increased by $79,286 or 31.8%.) Total interest income increased by 31.0% to $6,164, while interest expense increased 39.9% to $4,076.

INTEREST INCOME - Interest income for the three months ended March 31, 1997 was $6,164 compared with $4,707 for the three months ended March 31, 1996, representing an increase of $1,457 or 31.0%.

The Bank's interest on loans receivable increased $979 during the three months ended March 31, 1997 over the same period in 1996. This increase reflects the increase in loans receivable. Loans held for investment purposes at March 31, 1997 was approximately $59,174 greater than such loans at March 31, 1996.

Interest on mortgage-related securities decreased $74. The Bank's investment in mortgage-related securities declined in the quarter ended March 31, 1997.

Income from the investment portfolio and cash and cash equivalents increased $552. The improvement is due to an increase in investment securities of $22,966, from $80,534 at March 31, 1996 to $103,500 at March 31, 1997.

INTEREST EXPENSE - Interest expense for the three months ended March 31, 1997 was $4,076 compared with $2,913 for the three months ended March 31, 1996, representing an increase of $1,163, or 39.9%. The increased interest expense for the period was the result of growth in the deposits of $26,485, from $206,908, at March 31, 1996 to $233,393 at March 31, 1997, as well as an increased amount of borrowings of $52,800, from $42,200 at March 31, 1996 to $95,000 at March 31, 1997.

PROVISION FOR LOAN LOSSES - The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the three months ended March 31, 1997 and 1996, respectively, the Bank recorded a provision for (recovery of) loan losses of $ -0- and $(7). Management believes the allowance for loan losses as of March 31, 1997 is adequate to cover all material losses inherent in the Bank's portfolio.

OTHER INCOME - Other income for the three month period ended March 31, 1997 was $1,709 compared with $1,820 for the three months ended March 31, 1996, representing a decrease of $111.

At March 31, 1997, the Bank was servicing approximately $1,269,955 of mortgage loans for others. At March 31, 1996, the Bank was servicing approximately $1,208,007 of mortgage loans for others. The Bank's total servicing portfolio for others increased $61,948, or 5.1%.

Increases in revenue from non-interest sources came from loan servicing fees (net of MSR amortization), which increased $17, from $735 for the quarter ended March 31, 1996 to $752 for the quarter ended March 31, 1997, and service fees and other charges to customers which increased $74, from $632 for the quarter ended March 31, 1996 to $706 for the quarter ended March 31, 1997.

A primary source of the increase in service fees from customers is the Bank's checking account programs. The number of checking accounts increased from approximately 15,000 at March 31, 1996 to approximately 17,200 at March 31, 1997. In addition to enhancing service fee income, the checking account programs provide a source of low-cost deposits for the Bank.

Loans held for sale decreased $4,714, or 22.7%, to $16,071 at March 31, 1997, compared to $20,785 at March 31, 1996. Sales of loans held for sale increased $20,979, or 63.2%, from $33,176 for the quarter ended March 31, 1996 to $54,155 for the quarter ended March 31, 1997. Gain on the sale of loans decreased from $409 for the quarter ended March 31, 1996 to $225 for the quarter ended March 31, 1997. Although the Company reduces the level of market risk by obtaining commitments to sell loans at fixed prices, it cannot eliminate all such risks.

OTHER EXPENSE - Other expenses for the three months ended March 31, 1997 totaled $2,248 compared to $2,336 for the three months ended March 31, 1996. Other expenses consisted of compensation related expenses, building and maintenance expenses, federal insurance premiums, audit and OTS examination fees, and other general and administrative expenses.

Salaries and employee benefits decreased from $1,149 in the March 31, 1996 quarter to $1,134 in the March 31, 1997 quarter. Office occupancy, supplies and data processing expenses collectively increased $28 in the March 31, 1997 quarter compared to the March 31, 1996 quarter. The Bank was operating two additional full service branches in 1997, than were operated in 1996. In addition to general increases in costs of services, the March 31, 1997 quarter includes the costs of nine full service branches in 1997, compared to seven in 1996.

Federal insurance premiums decreased from $112 for the three months ended March 31, 1996 to $35 for the three months ended March 31, 1997. The decrease is attributed to the premium rate reduction on FDIC deposits following the recapitalization of SAIF.

Loan servicing expenses decreased from $78 for the quarter ended March 31, 1996 to $59 for the quarter ended March 31, 1997. These expenses are for custodial fees for loan documents, additional loan pay off interest associated with GNMA pooled mortgages and improvements in the Bank's mortgage payment and processing systems.

INCOME TAXES - Income tax expense for the three months ended March 31, 1997 was $581 which represents an effective tax rate of 37.5%. Income tax expense for the three months ended March 31, 1996 was $465 which represents an effective tax rate of 36.2%.

                              RESULTS OF OPERATIONS
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                             (Dollars in Thousands)

GENERAL - The Company's net income for the six months ended March 31, 1997 was $2,066 compared with $1,771 for the six months ended March 31, 1996.

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

Net interest income for the six month period ended March 31, 1997 was $4,303, representing a 15.9% increase from the six month period ended March 31, 1996. Interest-bearing assets and liabilities increased from March 31, 1996 to March 31, 1997. (Interest-bearing assets increased by $76,346, or 28.6%, while interest bearing liabilities increased by $79,286, or 31.8%.) Total interest income increased by 30.2% to $12,286, while interest expenses increased 39.6% to $7,983.

INTEREST INCOME - Interest income for the six months ended March 31, 1997 was $12,286 compared with $9,433 for the six months ended March 31, 1996, representing an increase of $2,853, or 30.2%.

The Bank's interest on loans receivable increased $1,833 during the six months ended March 31, 1997 over the same period in 1996. This increase reflects the increase in loans receivable. Loans held for investment purposes at March 31, 1997 was approximately $59,174 greater than such loans at March 31, 1996.

Interest on mortgage-related securities decreased $196. The Bank's investment in mortgage-related securities declined in the six months ended March 31, 1997.

Income from the investment portfolio and cash and cash equivalents increased $1,216. The improvement is due to an increase in investment securities of $22,966, from $80,534 at March 31, 1996 to $103,500 at March 31, 1997.

INTEREST EXPENSE - Interest expense for the six months ended March 31, 1997 was $7,983 compared with $5,719 for the six months ended March 31, 1996, representing an increase of $2,264, or 39.6%. The increased interest expense for the period was the result of growth in the deposits of $26,485, from $206,908 at March 31, 1996 to $233,393 at March 31, 1997, as well as an increased amount of borrowings of $52,800, from $42,200 at March 31, 1996 to $95,000 at March 31, 1997.

PROVISION FOR LOAN LOSSES - The Bank currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the six months ended March 31, 1997 and 1996, respectively, the Bank recorded a provision for (recovery of) loan losses of $25 and $(7). Management believes the allowance for loan losses as of March 31, 1997 is adequate to cover all material losses inherent in the Bank's portfolio.

OTHER  INCOME - Other  income for the six month  period ended March 31, 1997 was
$3,559   compared  with  $3,590  for  the  six  months  ended  March  31,  1996, representing a decrease of $31.

At March 31, 1997, the Bank was servicing approximately $1,269,955 of mortgage loans for others. At March 31, 1996, the Bank was servicing approximately $1,208,007 of mortgage loans for others. The Bank's total servicing portfolio for others increased $61,948, or 5.1%.

Changes in revenue from non-interest sources came from loan servicing fees (net of MSR amortization), which decreased $8, from $1,546 for the six months ended March 31, 1996 to $1,538 for the six months ended March 31, 1997, and service fees and other charges to customers which increased $159 from $1,251 for the six months ended March 31, 1996 to $1,410 for the six months ended March 31, 1997.

Loans held for sale increased $4,714, or 22.7%, to $16,071 at March 31, 1997, compared to $20,785 at March 31, 1996. Sales of loans held for sale increased $24,138, or 29.8%, from $80,914 for the six months ended March 31, 1996 to $105,052 for the six months ended March 31, 1997. Gain on the sale of loans decreased from $743 for the six months ended March 31, 1996 to $516 for the six months ended March 31, 1997. Although the Company reduces the level of market risk by obtaining commitments to sell loans at fixed prices, it cannot eliminate all such risks.

OTHER EXPENSE - Other expenses for the six months ended March 31, 1997 totaled $4,495 compared to $4,517 for the six months ended March 31, 1996. Other expenses consisted of compensation related expenses, building and maintenance expenses, federal insurance premiums, audit and OTS examination fees, and other general and administrative expenses.

Salaries and employee benefits decreased from $2,282 for the six months ended March 31, 1996 to $2,263 for the six months ended March 31, 1997.

Office occupancy, supplies and data processing expenses collectively increased $108 in the six months ended March 31, 1997 compared to the six months ended March 31, 1996. The Bank was operating two additional full service branches in 1997, than were operated in 1996. In addition to general increases in costs of services the six months ended March 31, 1997 includes the costs of nine full service branches in 1997, compared to seven in 1996.

Federal insurance premiums decreased from $221 for the six months ended March 31, 1996 to $131 for the three months ended March 31, 1997. The decrease is attributed to the premium rate reduction on FDIC deposits following the recapitalization of SAIF.

Loan servicing expenses decreased from $156 for the six months ended March 31, 1996 to $125 for the six months ended March 31, 1997. These expenses are for custodial fees for loan documents, additional loan pay off interest associated with GNMA pooled mortgages and improvements in the Bank's mortgage payment and processing systems.

INCOME TAXES - Income tax expense for the six months ended March 31, 1997 was $1,276 which represents an effective tax rate of 38.1%. Income tax expense for the six months ended March 31, 1996 was $1,023 which represents an effective tax rate of 36.6%.

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

                  None.

Item 5.  Other information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                      Mid Continent Bancshares, Inc.
                                      ------------------------------------------



 May 2, 1997                          /s/  Richard T. Pottorff
 -----------                          ------------------------------------------
         Date                         Richard T. Pottorff
                                      President
                                      Chief Executive Officer



 May 2, 1997                          /s/ Larry R. Goddard
 -----------                          ------------------------------------------
         Date                         Larry R. Goddard
                                      Executive Vice President
                                      Chief Financial Officer