Form 10-Q
period 1997-06-30
MID CONTINENT BANCSHARES INC /KS/
filed 1997-08-13
CIK 919740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20519

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               ----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

Commission File Number:  0-23620
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


   Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Date:    July 31, 1997
                  Class:  $0.10 par value, common stock
                  Outstanding: 1,958,250 shares

MID CONTINENT BANCSHARES, INC.

INDEX


                                                                    Page Number

PART I - CONSOLIDATED FINANCIAL INFORMATION

Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
and September 30, 1996                                                   3

Consolidated Statements of Income for the Three and Nine Months
Ended June 30, 1997 and 1996 (Unaudited)                                 4

Consolidated Statement of Stockholders' Equity for the Nine
Months Ended June 30, 1997 (Unaudited)                                   5

Consolidated Statements of Cash Flows for the Nine Months
Ended June 30, 1997 and 1996 (Unaudited)                                 6

Notes to Consolidated Financial Statements (Unaudited)                   7-11

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      12-19

PART II - OTHER INFORMATION                                              20

SIGNATURES                                                               21

                         MID CONTINENT BANCSHARES, INC.

                                     PART I

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                                           September 30,       June 30,
                                                                                               1996              1997
                                                                                                             (Unaudited)
                                                                                        ------------------------------------

ASSETS
CASH AND CASH EQUIVALENTS:
   Cash and amounts due from depository institutions                                             $1,694            $1,449
   Interest bearing deposits in other banks                                                       3,924             8,076
                                                                                                  -----             -----
      Total cash and cash equivalents                                                             5,618             9,525
INVESTMENT SECURITIES                                                                            86,235           107,171
CAPITAL STOCK OF FEDERAL HOME LOAN BANK, at Cost                                                  4,327             6,556
MORTGAGE-RELATED SECURITIES                                                                      34,383            30,458
LOANS HELD FOR SALE, at lower of cost or market value                                            13,718            15,147
LOANS RECEIVABLE (Less allowance for loan losses of $421 and $427)                              171,158           213,194
PREMISES AND EQUIPMENT, Net                                                                       6,271             7,250
REAL ESTATE OWNED (Less allowance for losses of $34 and $30)                                         28                14
ACCRUED INTEREST RECEIVABLE                                                                       2,744             3,877
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED (Less accumulated
 amortization of $1,055 and $1,077)                                                                  22                --
MORTGAGE SERVICING RIGHTS, Net                                                                   12,496            13,233
OTHER ASSETS                                                                                      3,186             2,165
                                                                                                  -----             -----
TOTAL ASSETS                                                                                   $340,186          $408,590
                                                                                               ========          ========



LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS                                                                                       $214,493          $247,010
ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE                                             1,805             1,195
INCOME TAXES PAYABLE, Net of deposits                                                                                 328
DEFERRED INCOME TAXES                                                                               698               698
ACCRUED AND OTHER LIABILITIES                                                                     4,683             4,900
ADVANCES FROM FEDERAL HOME LOAN BANK                                                             81,700           116,100
                                                                                                 ------           -------
      Total liabilities                                                                         303,379           370,231

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, no par value, 10,000,000 shares authorized, no shares issued or outstanding
COMMON STOCK, $0.10 par value, 20,000,000 shares authorized, 2,248,250 shares issued                225               225
ADDITIONAL PAID-IN CAPITAL                                                                       21,663            21,810
LESS UNEARNED COMPENSATION-EMPLOYEE STOCK OWNERSHIP PLAN                                        (1,054)             (946)
LESS UNEARNED COMPENSATION-MANAGEMENT STOCK BONUS PLAN                                            (547)             (398)
RETAINED EARNINGS, Substantially restricted                                                      20,424            23,054
                                                                                                 ------            ------
      Total                                                                                      40,711            43,745
TREASURY STOCK, 231,500 and 290,000 shares, at cost                                             (3,904)           (5,386)
                                                                                                -------           -------
      Total stockholders' equity                                                                 36,807            38,359
                                                                                                 ------            ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $340,186          $408,590
                                                                                               ========          ========

See notes to consolidated financial statements

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Share Amounts)

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            June 30,                      June 30,
                                                                 ----------------------------------------------------------------
                                                                      1996            1997            1996            1997
                                                                  (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
INTEREST INCOME:
   Loans receivable                                                      $2,899          $4,071          $8,399          $11,404
   Mortgage-related securities                                              738             645           2,220            1,931
   Investment securities                                                  1,379           1,937           3,631            5,476
   Other interest-cash and cash equivalents                                  73              19             272              147
                                                                 -----------------------------------------------------------------
      Total interest income                                               5,089           6,672          14,522           18,958
                                                                 ---------------------------------------------------------------

INTEREST EXPENSE:
   Deposits                                                               2,429           2,687           7,013            8,158
   Advances from Federal Home Loan Bank                                     622           1,607           1,757            4,119
                                                                 -----------------------------------------------------------------
      Total interest expense                                              3,051           4,294           8,770           12,277
                                                                 -----------------------------------------------------------------

NET INTEREST INCOME                                                       2,038           2,378           5,752            6,681

PROVISION FOR LOAN LOSSES                                                    30              76              23              101
                                                                 -----------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       2,008           2,302           5,729            6,580
                                                                 -----------------------------------------------------------------

OTHER INCOME:
   Loan servicing fees                                                    1,190           1,219           3,596            3,619
   Amortization of mortgage servicing rights                              (413)           (441)         (1,273)          (1,303)
   Service fees and other charges to customers                              618             805           1,868            2,215
   Gain on sale of loans, net                                               277             258           1,020              774
   Insurance commissions                                                      3              51              50               70
   Other                                                                     80               2              83               77
                                                                 -----------------------------------------------------------------
      Total other income                                                  1,755           1,894           5,344            5,452
                                                                 -----------------------------------------------------------------

OTHER EXPENSE:
   Salaries and employee benefits                                         1,201           1,174           3,483            3,437
   Occupancy of premises                                                    250             284             711              866
   Office supplies and related expenses                                     156             190             483              505
   Data processing                                                          147             158             439              449
   Advertising and promotions                                               126             128             336              365
   Federal insurance premiums                                               111              37             332              168
   Professional services                                                     70              74             205              209
   Provision for losses on real estate owned                                 --              --              18               10
   Amortization of excess cost over fair value of asset acquired             14              --              47               22
   Deposit account expense                                                   73              85             210              244
   Loan servicing expense                                                   101              68             257              193
   Other                                                                     50             121             295              345
                                                                 -----------------------------------------------------------------
      Total other expenses                                                2,299           2,319           6,816            6,813
                                                                 -----------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                                          1,464           1,877           4,257            5,219

INCOME TAX EXPENSE                                                          569             750           1,591            2,026
                                                                 -----------------------------------------------------------------

NET INCOME                                                                 $895          $1,127          $2,666           $3,193
                                                                 =================================================================

Earnings per share                                                        $0.46           $0.59           $1.35            $1.65
                                                                 =================================================================
Weighted average shares outstanding                                   1,951,916       1,921,372       1,972,049        1,934,536
                                                                 =================================================================

See notes to consolidated financial statements

MID CONTINENT BANCSHARES, INC.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 1997
(Dollars in Thousands)


                                                        Unearned
                                                      Compensation      Unearned
                                                       - Employee     Compensation    Retained
                                          Additional      Stock         Management    Earnings,                          Total
                     Common Stock          Paid-In     Ownership       Stock Bonus  Substantially     Treasury Stock  Stockholders'
                  Shares       Amount     Capital         Plan            Plan       Restricted     Shares    Amount  Equity
BALANCE,
October 1,
1996               2,248,250       $225   $21,663          ($1,054)        ($547)      $20,424      231,500  ($3,904)    $36,807

Acquisition
of Treasury
Stock                                                                                                58,500   (1,482)     (1,482)

Common stock
committed to
be released
for allocation
- Employee
Stock Ownership
Plan                                                           108                                                           108

Increase in
fair market
value of
Employee
Stock Ownership
Plan shares
committed to be
released for
allocation                                    147                                                                            147

Amortization
of unearned
compensation -
Management
Stock Bonus Plan                                                             149                                             149

Dividends on
common stock
to stockholders                                                                           (563)                             (563)

Net income                                                                               3,193                             3,193

                   -----------------------------------------------------------------------------------------------------------------
BALANCE,
June 30,
1997               2,248,250       $225   $21,810            ($946)        ($398)      $23,054      290,000  ($5,386)    $38,359
                   =================================================================================================================

See notes to consolidated financial statements

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                  NINE MONTHS ENDED
                                                                                                       JUNE 30,

                                                                                                1996             1997
                                                                                            (Unaudited)      (Unaudited)
                                                                                        ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                       $2,666          $3,193
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Common stock committed to be released for allocation - Employee Stock Ownership
    Plan                                                                                               107             108
   Increase in fair market value of Employee Stock Ownership Plan shares committed
    to be released for allocation                                                                       81             147
   Amortization of unearned compensation - Management Stock Bonus Plan                                 149             149
   Stock dividend on capital stock in Federal Home Loan Bank                                          (110)           (245)
   Amortization of premiums and discounts on mortgage-related securities and
    investment  securities, net                                                                       (113)            (79)
   Provision for loan losses                                                                            23             101
   Provision for losses on real estate owned                                                            18              10
   Net loan origination fees capitalized                                                             1,481             722
   Amortization of net deferred loan origination fees                                                 (116)            (57)
   Amortization of mortgage servicing rights                                                         1,273           1,303
   Impairment of mortgage servicing rights                                                              --               8
   Amortization of excess of costs over fair value of asset acquired                                    47              22
   Gain on sale of real estate owned                                                                    --             (34)
   Depreciation on premises and equipment                                                              350             386
   Gain on sale of loans, net                                                                       (1,020)           (774)
   Origination of loans held for sale                                                             (148,675)       (155,339)
   Proceeds from sale of loans held for sale                                                       157,934         154,684
   Changes in:
      Accrued interest receivable                                                                     (683)         (1,133)
      Other assets                                                                                    (200)            565
      Income taxes payable                                                                            (293)            783
      Accrued and other liabilities                                                                  1,067             221
                                                                                        ------------------------------------
             Net cash provided by operating activities                                              13,986           4,741
                                                                                        ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity or call of investment securities                                          29,000          11,000
   Purchases of investment securities                                                              (61,313)        (33,820)
   Principal collected on mortgage-related securities                                                5,145           3,904
   Purchase of mortgage-related securities                                                          (1,158)              --
   Origination of loans receivable, net of principal collection                                    (21,731)        (43,067)
   Acquisitions of mortgage servicing rights                                                        (1,878)         (2,047)
   Purchases of premises and equipment                                                              (1,388)         (1,366)
   Proceeds from sales of real estate owned                                                            327             304
                                                                                        ------------------------------------
             Net cash used in investing activities                                                 (52,996)        (65,092)
                                                                                        ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipts for deposits, net                                                                       19,498          32,517
   Net decrease in advance payments by borrowers for taxes and insurance                              (890)           (610)
   Proceeds from advances from Federal Home Loan Bank                                               88,800         253,980
   Repayments on advances from Federal Home Loan Bank                                              (65,300)       (219,580)
   Cash dividend on common stock to stockholders                                                      (597)           (567)
   Acquisition of Treasury Stock                                                                    (2,450)         (1,482)
                                                                                        ------------------------------------
             Net cash provided by financing activities                                              39,061          64,258
                                                                                        ------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                                   51           3,907
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                               5,677           5,618
                                                                                        ------------------------------------
   End of period                                                                                    $5,728          $9,525
                                                                                        ====================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Income tax payments                                                                              $1,884          $1,243
                                                                                        ====================================
   Interest payments                                                                                $8,781         $12,359
                                                                                        ====================================
   Loans held for sale securitized into mortgage-related securities                                $66,577         $62,416
                                                                                        ====================================
   Loans transferred to real estate owned                                                             $178            $266
                                                                                        ====================================
   Accrued dividends on common stock                                                                  $192            $186
                                                                                        ====================================

See notes to consolidated financial statements

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

2.  BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the three and nine months ended June 30, 1996 and 1997, stockholders' equity for the nine months ended June 30, 1997 and cash flows for the nine months ended June 30, 1996 and 1997, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the September 30, 1996 financial statements and notes thereto included in the Annual Report of the Company. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

3.  DIVIDENDS ON COMMON STOCK

On June 26, 1997 the Company declared a $0.10 per share cash dividend to shareholders of record on July 10, 1997. The dividend was paid on July 24, 1997.

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

In February 1997, the FASB issued SFAS No. 128, Earnings per Share. The Statement establishes standards for computing and presenting earnings per share
(EPS). It replaces the presentation of primary EPS with a presentation of basic EPS and may require additional disclosure of the EPS computation. The Statement is effective for the Company's financial statements as of September 30, 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

In February 1997, the FASB also issued SFAS No. 129, Disclosure of Information about Capital Structure. The Statement establishes standards for disclosing information about an entity's capital structure. The Statement is effective for the Company's financial statements as of September 30, 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income. The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statement is effective for the Company's financial statements as of September 30, 1999. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

     In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for the Company's financial statements as of September 30, 1999. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

5.  LOANS RECEIVABLE

                                                                               September 30,              June 30,
                                                                                   1996                     1997
                                                                                                         (Unaudited)
                                                                        ---------------------------------------------------
                                                                                       (Dollars in Thousands)
First mortgage loans:
Residential-one-to-four units                                                             $157,494               $197,510
Secured by other properties                                                                  1,013                    909
Construction loans                                                                          17,367                 18,489
                                                                        ---------------------------------------------------
                                                                                           175,874                216,908
                                                                        ---------------------------------------------------
Other installment loans:
Property improvement, auto and other                                                         5,195                  6,104
Mobile home                                                                                    305                    171
Deposits                                                                                       769                    821
                                                                        ---------------------------------------------------
                                                                                             6,269                  7,096
                                                                        ---------------------------------------------------
Less:
   Unearned discounts and loan fees                                                            157                  (220)
   Undisbursed loan funds                                                                   10,407                 10,603
   Allowance for loan losses                                                                   421                    427
                                                                        ---------------------------------------------------
                                                                                          $171,158               $213,194
                                                                        ===================================================

The Bank services loans for others which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balances of these loans are summarized as follows:

                                                                               September 30,              June 30,
                                                                                    1996                    1997
                                                                                                         (Unaudited)
                                                                        ---------------------------------------------------
                                                                                     (Dollars in Thousands)

Government National Mortgage Association                                                  $875,381               $864,405
Federal National Mortgage Association                                                      115,492                107,514
Federal Home Loan Mortgage Corporation                                                     231,515                303,049
Other Investors                                                                              6,765                  3,050
                                                                        ---------------------------------------------------
                                                                                        $1,229,153             $1,278,018
                                                                        ===================================================

6.  MORTGAGE SERVICING RIGHTS (MSR)

Following is an analysis of the changes in mortgage servicing rights:

                                                                                        Nine Months Ended
                                                                                              June 30,
                                                                                            (Unaudited)
                                                                                     1996                    1997
                                                                          --------------------------------------------------
                                                                                       (Dollars in Thousands)

Balance, Beginning of period                                                                $11,625                 $12,496
Additions                                                                                     1,878                   2,048
Amortization                                                                                 (1,273)                 (1,303)
                                                                          ---------------------------------------------------
                                                                                             12,230                  13,241
Allowance for loss                                                                            - 0 -                       8
                                                                          ---------------------------------------------------
Balance, End of period                                                                      $12,230                 $13,233
                                                                          ===================================================

                                       10

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

The Office of Thrift Supervision (OTS) requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5% of the average daily balance of its net withdrawable deposits and short-term borrowings. In additional, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Bank's actual liquidity ratios were 9.1% and 10.9% as of September 30, 1996 and June 30, 1997, respectively. The Bank's short-term liquidity ratio was 3.7% and 6.6%, respectively.

Managing the Bank's liquidity levels is a daily and a long-term function of the Bank and its Asset Liability Committee. Cash flows are monitored by the Bank on a regular basis. Cash flow planning is utilized to enhance the Bank's earnings where possible. Management believes that the Bank has access to ample funds to meet any unforeseen liquidity needs of the near future.

Capital Resources:

As required under the Financial Institution Reform, Recovery and Enforcement Act (FIRREA) the Bank is required to maintain specific amounts of capital. As of June 30, 1997, the Bank was in compliance with all regulatory capital requirements. Capital includes tangible, core and risk-based capital ratios of 8.5%, 8.5% and 22.6%, respectively.

The Bank's capital requirements and actual capital under OTS regulations are as follows as of June 30, 1997:


                                                      AMOUNT       RATIO
                                                  (in thousands)
GAAP CAPITAL                                         $35,072
                                                     =======

TANGIBLE CAPITAL:
     ACTUAL                                          $35,072         8.5%
     REQUIRED                                          6,173         1.5%
                                                     -------         ----
     EXCESS                                          $28,899         7.0%
                                                     =======         ====

CORE CAPITAL:
     ACTUAL                                          $35,072         8.5%
     REQUIRED                                         12,346         3.0%
                                                     -------         ----
     EXCESS                                          $22,726         5.5%
                                                     =======         ====

RISK-BASED CAPITAL:
     ACTUAL                                          $35,499        22.6%
     REQUIRED                                         12,568         8.0%
                                                     -------        -----
     EXCESS                                          $22,931        14.6%
                                                     =======        =====

                              RESULTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                             (Dollars in Thousands)

GENERAL - The Company's net income for the three months ended June 30, 1997 was $1,127 compared with $895 the three months ended June 30, 1996.

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

Net interest income for the three month period ended June 30, 1997 was $2,378, representing a 16.7% increase from the three month period ended June 30, 1996. Interest-bearing assets and liabilities increased from June 30, 1996 to June 30, 1997. (Interest-bearing assets increased by $91,939, or 31.8%, while interest-bearing liabilities increased by $91,397, or 33.6%.) Total interest income increased by 31.1% to $6,672, while interest expense increased 40.7% to $4,294.

INTEREST INCOME - Interest income for the three months ended June 30, 1997 was $6,672 compared with $5,089 for the three months ended June 30, 1996, representing an increase of $1,583 or 31.1%.

The Bank's interest on loans receivable increased $1,172 during the three months ended June 30, 1997 over the same period in 1996. This increase reflects an increase in loans receivable, comprised primarily of adjustable rate loans. Loans held for investment purposes at June 30, 1997 was approximately $68,233 greater than such loans at June 30, 1996.

Interest on mortgage-related securities decreased $93. The Bank's investment in mortgage-related securities declined in the quarter ended June 30, 1997.

Income from the investment portfolio, FHLB stock and cash and cash equivalents increased $504. The improvement is due to an increase in investment securities, FHLB stock and interest-earning cash of $24,715, from $89,012 at June 30, 1996 to $113,727 at June 30, 1997.

INTEREST EXPENSE - Interest expense for the three months ended June 30, 1997 was $4,294 compared with $3,051 for the three months ended June 30, 1996, representing an increase of $1,243 or 40.7%. The increased interest expense for the period was the result of growth in the deposits of $31,797, from $215,213 at June 30, 1996 to $247,010 at June 30, 1997, as well as an increased amount of borrowings of $59,600, from $56,500 at June 30, 1996 to $116,100 at June 30,
1997.

PROVISION FOR LOANS LOSSES - The Bank currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the three months ended June 30, 1997 and 1996, respectively, the Bank recorded a provision for loans losses of $76 and $30.

OTHER INCOME - Other income for the three month period ended June 30, 1997 was $1,894 compared with $1,755 for the three months ended June 30, 1996, representing an increase of $139.

At June 30, 1997, the Bank was servicing approximately $1,278,018 of mortgage loans for others. At June 30, 1996, the Bank was servicing approximately $1,219,386 of mortgage loans for others. The Bank's total servicing portfolio for others increased $58,632, or 4.8%. Net loan servicing fees increased $1 from $777 for the quarter ended June 30, 1996 to $778 for the quarter ended June 30, 1997. Gross loan servicing fees increased $29, and amortization of loan servicing rights increased $28.

Revenue from service fees and other charges to customers increased $187, from $618 for the quarter ended June 30, 1996 to $805 for the quarter ended June 30, 1997. Gains on sale of loans decreased $19, from $277 for the quarter ended June 30, 1996 to $258 for the quarter ended June 30, 1997.

A primary source of the increase in service fees from customers is the Bank's checking account programs. The number of checking accounts increased from approximately 15,500 at June 30, 1996 to approximately 18,000 at June 30, 1997. In addition to enhancing service fee income, the checking account programs provide a source of low-cost deposits for the Bank.

Loans held for sale increased $1,278, or 9.2%, to $15,147 at June 30, 1997, compared to $13,869 at June 30, 1996. Sales of loans held for sale decreased $9,471, or 16.0%, from $59,103 for the quarter ended June 30, 1996 to $49,632 for the quarter ended June 30, 1997. Gain on the sale of loans decreased from $277 for the quarter ended June 30, 1996 to $258 for the quarter ended June 30, 1997. Although the Company reduces the level of market risk by obtaining commitments to sell loans at fixed prices, it cannot eliminate all such risks.

OTHER EXPENSE - Other expenses for the three months ended June 30, 1997 totaled $2,319 compared to $2,299 for the three months ended June 30, 1996. Other expenses consisted of compensation related expenses, building and maintenance expenses, federal insurance premiums, audit and OTS examination fees, and other general and administrative expenses.

Salaries and employee benefits decreased from $1,201 in the June 30, 1996 quarter to $1,174 in the June 30, 1997 quarter.

Office occupancy, supplies and data processing expenses collectively increased $79 in the June 30, 1997 quarter compared to the June 30, 1996 quarter. In addition to general increases in costs of services, the June 30, 1997 quarter includes the costs of nine full service branches in 1997, compared to seven in 1996. The Bank's tenth full service branch was opened in June, 1997.

Federal insurance premiums decreased $74, from $111 for the quarter ended June 30, 1996 to $37 for the quarter ended June 30, 1997.

Loan servicing expenses decreased from $101 for the quarter ended June 30, 1996 to $68 for the quarter ended June 30, 1997. Loan servicing expenses are incurred for custodial fees for loan documents, additional loan payoff interest associated with GNMA pooled mortgages and other miscellaneous servicing related expenses.

     INCOME TAXES - Income tax expense for the three months ended June 30, 1997 was $750 which represents an effective tax rate of 40.0%. Income tax expense for the three months ended June 30, 1996 was $569 which represents an effective tax rate of 38.9%.

                              RESULTS OF OPERATIONS
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                             (Dollars in Thousands)

GENERAL - The Company's net income for the nine months ended June 30, 1997 was $3,193 compared with $2,666 for the nine months ended June 30, 1996.

NET INTEREST INCOME - The Company's net interest income is primarily dependent upon the difference or "spread" between the yield earned on loans and investments  and  the  rate  paid on  deposits  and  borrowings,  as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other savings institution holding companies, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earnings assets.

Net interest income for the nine month period ended June 30, 1997 was $6,681, representing a 16.2% increase from the nine month period ended June 30, 1996. Interest-bearing assets and liabilities increased from June 30, 1996 to June 30, 1997. (Interest-bearing assets increased by $91,939, or 31.8%, while interest-bearing liabilities increased by $91,397, or 33.6%.) Total interest income increased by 30.5% to $18,958 while interest expense increased 40.0% to $12,277.

INTEREST INCOME - Interest income for the nine months ended June 30, 1997 was $18,958 compared with $14,522 for the nine months ended June 30, 1996, representing an increase of $4,436 or 30.5%.

The Bank's interest on loans receivable increased $3,005 during the nine months ended June 30, 1997 over the same period in 1996. This increase reflects an increase in loans receivable, comprised primarily of adjustable rate loans. Loans held for investment purposes at June 30, 1997 was approximately $68,233 greater than such loans at June 30, 1996.

Interest on mortgage-related securities decreased $289. The Bank's investment in mortgage-related securities declined in the nine months ended June 30, 1997.

Income from the investment portfolio, FHLB stock and cash and cash equivalents increased $1,720. The improvement is due to an increase in investment securities, FHLB stock and interest-earning cash of $24,715, from $89,012 at June 30, 1996 to $113,727 at June 30, 1997.

INTEREST EXPENSE - Interest expense for the nine months ended June 30, 1997 was $12,277 compared with $8,770 for the nine months ended June 30, 1996, representing an increase of $3,507 or 40.0%. The increased interest expense for the period was the result of growth in the deposits of $31,797, from $215,213 at June 30, 1996 to $247,010 at June 30, 1997, as well as an increased amount of borrowings of $59,600, from $56,500 at June 30, 1996 to $116,100 at June 30,
1997.

PROVISION FOR LOAN LOSSES - The Bank currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the nine months ended June 30, 1997 and 1996, respectively, the Bank recorded a provision for loan losses of $101 and $23.

OTHER  INCOME - Other  income for the nine month  period ended June 30, 1997 was
$5,452   compared  with  $5,344  for  the  nine  months  ended  June  30,  1996, representing an increase of $108.

At June 30, 1997, the Bank was servicing approximately $1,278,018 of mortgage loans for others. At June 30, 1996, the Bank was servicing approximately $1,219,386 of mortgage loans for others. The Bank's total servicing portfolio for others increased $58,632, or 4.8%. Net loan servicing fees decreased $7, from $2,323 for the nine months ended June 30, 1996 to $2,316 for the nine months ended June 30, 1997. Gross loan servicing fees increased $23 and amortization of loan servicing rights increased $30.

Revenue from service fees and other charges to customers increased $347 from $1,868 for the nine months ended June 30, 1996 to $2,215 for the nine months ended June 30, 1997.

Loans held for sale increased $1,278, or 9.2%, to $15,147 at June 30, 1997, compared to $13,869 at June 30, 1996. Sales of loans held for sale decreased $3,250, or 2.1% from $157,934 for the nine months ended June 30, 1996 to $154,684 for the nine months ended June 30, 1997. Gain on the sale of loans decreased from $1,020 for the nine months ended June 30, 1996 to $774 for the nine months ended June 30, 1997. Although the Company reduces the level of market risk by obtaining commitments to sell loans at fixed prices, it cannot eliminate all such risks.

OTHER EXPENSE - Other expenses for the nine months ended June 30, 1997 totaled $6,813 compared to $6,816 for the nine months ended June 30, 1996. Other expenses consisted of compensation related expenses, building and maintenance expenses, federal insurance premiums, audit and OTS examination fees, and other general and administrative expenses.

Salaries and employee benefits decreased from $3,483 for the nine months ended June 30, 1996 to $3,437 for the nine months ended June 30, 1997.

Office occupancy, supplies and data processing expenses collectively increased $187 in the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. In addition to general increases in costs of services the nine months ended June 30, 1997 includes the costs of nine full service branches in 1997, compared to seven in 1996. The Bank's tenth full service branch was opened in June, 1997.

Federal insurance premiums decreased $164, from $332 for the nine months ended June 30, 1996 to $168 for the nine months ended June 30, 1997.

Loan servicing expenses decreased from $257 for the nine months ended June 30, 1996 to $193 for the nine months ended June 30, 1997. Loan servicing expenses are incurred for custodial fees for loan documents, additional loan payoff interest associated with GNMA pooled mortgages and other miscellaneous servicing related expenses.

INCOME TAXES - Income tax expense for the nine months ended June 30, 1997 was $2,026 which represents an effective tax rate of 38.8%. Income tax expense for the nine months ended June 30, 1996 was $1,591 which represents an effective tax rate of 37.4%.

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


                                    Mid Continent Bancshares, Inc.
                                    ------------------------------



August 13, 1997                     /s/  Richard T. Pottorff
---------------------               ------------------------------
Date                                Richard T. Pottorff
                                    President
                                    Chief Executive Officer


August 13, 1997                     /s/  Larry R. Goddard
----------------------              ------------------------------
Date                                Larry R. Goddard
                                    Executive Vice President
                                    Chief Financial Officer