Form 10-K405
period 1997-09-30
MID CONTINENT BANCSHARES INC /KS/
filed 1997-12-23
CIK 919740

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      September 30, 1997
                          -------------------------------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------    --------------------
SEC  File Number:  0-23620

                         MID CONTINENT BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Kansas                                             48-1146797
----------------------------------                          --------------------
(State or other jurisdiction of                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

124 W. Central,   El Dorado, Kansas                                67042
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

Registrants telephone number, including area code:              (316) 321-2700
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
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     ------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate  market value of the voting stock held by  non-affiliates
of  the   Registrant,   based  upon  the  last  sale  price  of  such  stock  on
December 17, 1997 was $73.5 million.

         As of December 17, 1997, the Registrant had 1,997,332 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Part II -- Portions of the Registrant's 1997 Annual Report to Stockholders.

2. Part III -- Portions of the Registrant's Proxy Statement for Annual Meeting of Stockholders to be held in February - March 1998.

PART I

Item 1.  Business
(Dollars in Thousands)

General

         Mid Continent Bancshares, Inc. ("Registrant" or "Company") is a unitary savings and loan holding company that was incorporated in January 1994 under the laws of the State of Kansas for the purpose of acquiring all of the issued and outstanding common stock of Mid-Continent Federal Savings Bank ("Mid-Continent Federal" or "Savings Bank"). This acquisition occurred in June 1994 at the time Mid-Continent Federal changed its name from Mid-Continent Federal Savings and Loan Association of El Dorado, simultaneously converted from a mutual to stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock. As of September 30, 1997, the Company had total assets of $405,262, total deposits of $236,333 and stockholders' equity of $39,982 or 9.87% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Savings Bank. The Savings Bank has one subsidiary, Laredo Investment, Inc.

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

         The Company is primarily engaged in attracting deposits from the general public and using those funds to originate and sell real estate loans on one-to-four family residences and, to a lesser extent, to originate consumer and construction loans for its portfolio. The Company also purchases one-to-four family residential loans. The Company has offices in El Dorado, Newton, Winfield, Augusta, Derby and Wichita, Kansas, which are located in its primary market area of Butler, Cowley, Sedgwick and Harvey Counties in the State of Kansas. The Company opened two full service branches in 1997. In addition, the Company invests in mortgage-related securities and investment securities. The Company offers its customers fixed-rate, and adjustable-rate mortgage loans ("ARM"), as well as FHA/VA loans and consumer loans, including home equity and savings account loans. Adjustable-rate mortgage loans and short-term fixed-rate mortgage loans generally are originated for retention in the Company's portfolio while long-term fixed-rate mortgage loans are generally sold into the secondary market. All consumer loans are retained in the Company's portfolio.

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

         The Company is actively engaged in the purchase and sale of mortgage loans through a correspondent network. These purchased loans and loans originated by the Company are then sold, generally without recourse, into the secondary market with the Company generally retaining the servicing rights. The Company is contingently liable on certain loans sold with recourse. The principal balance of loans sold with recourse totaled approximately $207 at September 30, 1997.

         The Company has striven to increase its other income by increasing its portfolio of loans serviced for others. The Company expects to continue to increase the size of its portfolio of loans serviced for others. This portfolio totaled approximately $1,291,331 as of September 30, 1997. Income from loan servicing fees, net of amortization and before operating expenses, has provided a substantial portion of net income in recent years and totaled $3,099, before income tax, for the fiscal year ended September 30, 1997.

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

Lending Activities

         General. The Company's loan portfolio consists of fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs") secured by one-to-four family residences and, to a much lesser extent, commercial real estate, mobile home loans, and real estate construction loans. As of September 30, 1997, the Company's total portfolio of loans (the "loan portfolio") was $233,311 (net of loans in process, deferred fees and costs and allowance for loan losses), of which $237,197 or 101.67%, was secured by one-to-four family residential real estate, $607, or 0.26%, was secured by commercial real estate, and $128, or 0.05%, was secured by mobile homes. The following table sets forth information about the company's loan portfolio at September 30, of each year presented.

                                                                    (Dollars in Thousands)

                                    1993                1994                1995              1996                1997
                                    ----                ----                ----              ----                ----
                                 $        %        $          %         $        %         $         %         $        %
                                 -        -        -          -         -        -         -         -         -        -
TYPE OF LOANS:
Real Estate Loans
   Residential                $53,727   94.89%  $ 96,631    94.52%  $117,216   93.93%  $159,672    93.29%   219,819   94.22%
   Construction                   569    1.00%     6,976     6.82%    10,351    8.29%    17,367    10.15%    17,534    7.52%
   Commercial                   1,809    3.19%     1,210     1.18%     1,212    0.97%       964     0.56%       813    0.35%
   Land                            67    0.12%        73     0.07%       599    0.48%        49     0.03%        44    0.02%
Consumer Loans
   Mobile home loans              931    1.60%       716     0.70%       499    0.40%       305     0.18%       128    0.05%
   Savings account loans          479    0.85%       699     0.68%       688    0.55%       769     0.45%       795    0.34%
   Home improvement loans       1,031    1.82%       873     0.85%       414    0.33%     1,012     0.59%       962    0.41%
   Automobile loans                31    0.05%       682     0.67%     1,050    0.84%     1,115     0.65%     1,292    0.55%
   Other                          182    0.32%       225     0.22%       507    0.41%       890     0.52%     1,454    0.62%
                              -------  ------   --------   ------    -------   ------   --------   ------   --------  ------
      Total                    58,826  103.89%   108,085   105.71%   132,536  106.20%   182,143   106.42%   242,841  104.08%

Less:
   Loans in process            (1,036)  (1.83%)   (4,581)   (4.49%)   (6,624)  (5.30%)  (10,407)   (6.08%)   (9,547)  (4.09%)
   Deferred loan fees
    and costs                    (821)  (1.53%)     (987)   (0.97%)     (693)  (0.56%)     (157)   (0.09%)      482    0.21%
   Allowance for loan
    losses                       (346)  (0.61%)     (274)    0.27%      (423)  (0.34%)     (421)   (0.25%)     (465)  (0.20%)
                              -------  ------   --------  -------   --------  ------   --------   ------   --------  ------
Total loans, net              $56,623  100.00%  $102,243   100.00%  $124,796  100.00%  $171,158   100.00%   233,311  100.00%
                              =======  ======   ========  =======   ========  ======   ========   ======   ========  ======

Total mortgage-related
  securities, net             $42,856  100.00%  $ 45,030   100.00%  $ 40,004  100.00%  $ 34,383   100.00%  $ 28,124  100.00%
                              =======  ======   ========   ======   ========  ======   ========   ======   ========  ======


TYPE OF SECURITY:
Residential real estate
   1 to 4 family               53,900   95.19%   103,607  101.34%    127,567  102.22%   176,843   103.33%   237,197  101.67%
   Other dwelling units           396    0.70%       275    0.27%        254    0.20%       231     0.13%       362    0.16%
Commercial real estate          1,809    3.19%       935    0.91%        958    0.77%       929     0.54%       607    0.26%
Land                               67    0.12%        73    0.07%        599    0.48%        49     0.03%        44    0.02%
Consumer loans
   Mobile homes                   931    1.64%       716    0.70%        499    0.40%       305     0.18%       128    0.05%
   Savings accounts               479    0.85%       699    0.68%        688    0.55%       769     0.45%       795    0.34%
   Home improvement             1,031    1.82%       873    0.85%        414    0.33%     1,012     0.59%       962    0.41%
   Automobiles                     31    0.05%       682    0.67%      1,050    0.84%     1,115     0.65%     1,292    0.55%
   Other                          182    0.32%       225    0.22%        507    0.41%       890     0.52%     1,454    0.62%
                              -------  ------  ---------  ------    -------   ------   --------   ------   --------  ------
      Total                    58,826  103.89%   108,085  105.71%    132,536  106.20%   182,143   106.42%   242,841  104.08%

Less:
Loans in process               (1,036)  (1.83%)   (4,581)  (4.49%)    (6,624)  (5.30%)  (10,407)   (6.08%)   (9,547)  (4.09%)
Deferred loan fees
  and costs                      (821)  (1.53%)     (987)  (0.97%)      (693)  (0.56%)     (157)   (0.09%)      482    0.21%
Allowance for loan losses        (346)  (0.61%)     (274)  (0.27%)      (423)  (0.34%)     (421)   (0.25%)     (465)  (0.20%)
                              -------  ------  ---------  ------    --------   ------   --------   ------   --------  ------
Total loans, net              $56,623  100.00% $ 102,243  100.00%   $124,796  100.00%  $171,158   100.00%  $233,311  100.00%
                              =======  ======  =========  ======    ========  ======   ========   ======   ========  ======
Total mortgage-related
  securities, net             $42,856  100.00% $  45,030  100.00%   $ 40,004  100.00%  $ 34,383   100.00%  $ 28,124  100.00%
                              =======  ======  =========  ======    ========  ======   ========   ======   ========  ======

Loan Maturity. The following table sets forth the maturity of the Company's loan portfolio at September 30, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $30,688, $44,858, and $58,362, for the three years ended September 30, 1995, 1996 and 1997, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.



                                             Multi-
                             1-4 Family    Family and
                             Real Estate   Commercial
                              Mortgage     Real Estate   Construction      Consumer      Total
                              --------     -----------   ------------      --------      -----
                                                        (In Thousands)
Amounts Due:
Within 1 year                 $      25    $      38       $  17,534       $     759   $  18,356
                              ---------    ---------       ---------       ---------   ---------

After 1 year
   1 to 5 years                   2,801          169                           2,339       5,309
   Over 5 years                 216,993          650                           1,533     219,176
                              ---------    ---------       ---------       ---------   ---------

Total due after one year        219,794          819                           3,872     224,485
                              ---------    ---------       ---------       ---------   ---------

                      Total   $ 219,819    $     857       $  17,534           4,631     242,841
                              =========    =========       =========       =========

Less:
Allowance for loan loss                                                                     (465)
Loans in process                                                                          (9,547)
Deferred  loan  origination
fees and cost                                                                                482
                                                                                       ---------

      Loans receivable, net                                                            $ 233,311
                                                                                       =========



         The following table sets forth the dollar amount of all loans due after September 30, 1998, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                    Floating or
                                            Fixed   Adjustable
                                            Rate      Rates      Total
                                            ----      -----      -----
                                                 (In Thousands)
One-to-four family                        $ 75,499   $144,295   $219,794
Multi-family and Commercial real estate        512        307        819
Construction                                     0          0          0
Consumer                                     3,592        280      3,872
                                          --------   --------   --------
      Total                               $ 79,603   $144,882   $224,485
                                          ========   ========   ========

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities portfolio as of September 30, 1997.

                                                       2001 to          2003 to         2008 and
      1998             1999             2000            2002             2007          Thereafter         Total
      ----             ----             ----            ----             ----          ----------         -----
                                                 (Dollars in Thousands)
       $12            $1,197           $ - 0 -         $3,931           $ - 0 -         $22,984          $28,124


         Residential Loans. The Company's primary lending activity consists of the origination of one-to-four family, owner-occupied, residential mortgage loans secured by property located in the Company's primary market area of the state of Kansas. At September 30, 1997, the Company had $237,353, or 101.74%, of its net loan portfolio invested in these loans. Management believes that this policy of focusing on one-to-four family lending has been effective in contributing to net interest income while reducing credit risk by keeping loan delinquencies and losses to a minimum.

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

         While one-to-four family residential real estate loans are normally originated with 10-30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed-interest rate loans in the Company's loan portfolio contain due-on-sale clauses providing that the Company may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Company enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, the prevailing interest rates, and the interest rates payable on outstanding loan.

         Multi-Family Loans. The Company does not presently originate multi-family loans. The existing portfolio, $362 at September 30, 1997, consisted of permanent loans secured by apartments. Multi-family loans are generally considered to have more credit risk than traditional single family mortgage loans.

         Construction Loans. As of September 30, 1997, the Company had $17,534 of construction loans or 7.52% of the Company's total loan portfolio. The Company originates construction loans within its market area for custom homes built for specific borrowers. The Company also originates construction loans for homes being built by professional builders for which a final retail purchaser has not yet been identified. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a sales value which is insufficient to assure full repayment. Construction loans originated for homes built by professional builders for which the ultimate purchaser has not been identified have the increased risk that the builder may be unable to locate a purchaser and may be unable to continue funding the monthly interest and principal expense.

         Consumer Loans. Mid-Continent views consumer lending as an important component of its business operations because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Company believes that offering consumer loans helps to expand and create stronger ties to its customer base. Consequently, the Company intends to increase its consumer lending by marketing consumer loans to existing and potential customers. All branches are now able to originate consumer loans. Regulations permit federally chartered savings associations to make secured and unsecured consumer loans up to 35% of the Company's assets. In addition, the Company has lending authority above the 35% limit for certain consumer loans, such as home improvement loans and loans secured by savings accounts.

         Consumer loans consist of personal, unsecured loans, home improvement loans, automobile loans, mobile home loans, and savings account loans, at fixed rates. Of these consumer loans, as of September 30, 1997, approximately $128, or 0.05% of the Company's total loan portfolio consisted of mobile home loans. These mobile home loans were obtained in 1986. The Company does not originate mobile home loans and expects that the size of the mobile home loan portfolio will continue to decline as outstanding loans are repaid. As of September 30, 1997, total consumer loans aggregated $4,631, or 1.97% of the Company's total loan portfolio.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of liability to meet existing obligation and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

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

         Commercial Real Estate Loans. The Company does not presently originate commercial real estate loans. The existing portfolio, $607, or 0.26% of the loan portfolio as of September 30, 1997, consisted of permanent loans secured by small office buildings, churches and other non-residential buildings. Commercial real estate secured loans were, in the past, originated in amounts up to 80% of the appraised value of the property. Such appraised value was determined by an independent appraiser previously approved by the Company.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. As of September 30, 1997, the largest commercial real estate loan had a balance of $162 and was performing in accordance with its terms.

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

         Loan Solicitation and Processing for Mortgage Banking Operations. The Company solicits fixed- and adjustable-rate mortgage loans through a network of approximately 125 correspondents located primarily in Kansas and Oklahoma for sale in the secondary mortgage market.

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

Origination, Purchase and Sale of Loans

         During the fiscal year ended September 30, 1997, the Registrant originated $115,236 in loans, purchased $219,374 in loans (all secured by one-to-four family residences), and sold $215,076 in loans (including $85,067 of loans securitized primarily through GNMA).

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

         Loan Commitments. The Company issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitment requires acceptance within 60 days of the date of issuance. As of September 30, 1997, the Company had $87,584 of commitments to originate mortgage loans. The Company has commitments to sell, with servicing rights retained, $34,191 of these loans and the intent to add $17,486 of loans to its investment in loans receivable to be held to maturity.

         Loan Processing and Servicing Fees. In addition to interest earned on loans, the Company recognized fees and service charges which consist primarily of fees on loans serviced for others. The Company recognized net loan servicing fees of $3,102, $3,128 and $3,099, before operating expenses, for the years ended September 30, 1995, 1996, and 1997, respectively. As of September 30, 1997, loans serviced for others totaled approximately $1,291,331. The Company has a strategy in place to expand the amount of loans serviced for others. This strategy requires the increase in both loans originated by the Company and sold into the secondary market with servicing retained as well as the purchase of loans originated out of Kansas for the purpose of resale with retention of the servicing rights.

         Loans to One Borrower. Regulations limit loans to one borrower in an amount equal to (i) 15% of unimpaired capital and retained earnings on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained earnings if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or (ii) $500, whichever is higher. The Company's maximum loan-to-one borrower limit was approximately $5,427 as of September 30, 1997.

         As of September 30, 1997, the Company's largest aggregation of loans to one borrower was two loans secured by 62 one-to-four family residence, originated prior to August 1989 in the amount of $3,039 having a balance of $3,710 as of September 30, 1997. These loans are secured by non-owner occupied one-to-four family units located in Wichita, Kansas and were performing in accordance with their terms as of September 30, 1997. They were restructured during October 1994. No provision for loss was considered necessary, based on the restructured terms and the cash flows expected to be generated by the underlying collateral.

         Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 16 days past due, a computer printed delinquency notice is sent and borrowers are contacted by telephone to discuss the delinquency. If the loan continues in a delinquent status for 90 days or more, the Board of Directors of the Company generally approves the initiation of foreclosure proceedings unless other repayment arrangements are made. Collection procedures for non-mortgage loans generally begin after is loan is ten days delinquent.

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

         Real estate acquired by the Company as a result of foreclosure or by a deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When foreclosure real estate is acquired, it is recorded at fair value as of the date of foreclosure or transfer less estimated disposal costs. It is subsequently carried at the lower of the new basis (fair value at foreclosure or transfer) or fair value. As of September 30, 1997, the Company had no loans that were considered troubled debt restructurings within the meaning of SFAS No. 15.

Non-Performing Assets

                                                     At September 30,
                                              1993    1994   1995     1996   1997
                                              ----    ----   ----     ----   ----
                                                      (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   Permanent loans secured by one-to-four
     family dwelling units                    $ 45    $125    $368    $445    $898
   All other mortgage loans                      0       0       0       0       0
Non-mortgage loans:
   Consumer                                      0      22      24      39      34
                                              ----    ----    ----    ----    ----

Total                                         $ 45    $147    $392    $484    $932
                                              ====    ====    ====    ====    ====

Accruing loans which are contractually past
  due 90 days or more                         $  0    $  0    $  0    $  0    $  0
Total non-accrual and accrual loans             45     147     392     484     932
REO                                            837      46     187      28      41
                                              ----    ----    ----    ----    ----

Total non-performing assets                   $882    $193    $579    $512    $973
                                              ====    ====    ====    ====    ====

Total non-accrual loans to net loans          0.08%   0.12%   0.31%   0.28%   0.39%
Total non-accrual loans to total assets       0.03%   0.06%   0.14%   0.14%   0.23%
Total non-performing assets to total assets   0.52%   0.08%   0.21%   0.15%   0.24%


         Accrued interest on non-performing loans for the years ended September 30, 1996 and 1997 totaled approximately $45 and $79.

         During 1995, the Savings Bank restructured loans with a carrying value of approximately $3,039. No provision for loss was considered necessary based on the restructured terms and the cash flows expected to be generated by the underlying collateral. The Savings Bank did not engage in any troubled debt restructurings during the years ended September 30, 1995, 1996 and 1997. No loans were considered impaired under SFAS No. 114 during the years ended September 30, 1995, 1996 and 1997.

         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions that covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard", "doubtful", or "loss". An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard", with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions and values, "highly questionable and improbable". Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Company's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

         When an insured institution classified problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowance which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At September 30, 1997 the Company had a general loss allowance for loans and REO of $484.

                                                   At September 30,
                                                         1997
                                                 ---------------------
                                                    (In Thousands)
Special Mention                                                $4,559
Substandard                                                       116
Doubtful assets                                                     0
Loss assets                                                         1
General loss allowance                                            484
Specific loss allowance                                             0
Charge-offs, net                                                  124



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

         The Company held REO with a net balance of $41 as of September 30, 1997 consisting of two one-to-four family dwellings with a carrying value totaling $34. An allowance for loss of $19 is carried on real estate owned. See Note 10 to the Notes to Consolidated Financial Statements.

         Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended September 30, 1995, 1996, and 1997, the Company charged $224, $75, and $143, respectively, to the provision for loan losses and $81, $18, and $10, respectively, to the provision for losses on REO or in judgment and other repossessed assets.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The distribution of the Company's allowance for losses on loans is shown below at the dates indicated:

                                                                   (Dollars in Thousands)
                                                                       At September 30,
                          1993                  1994               1995                1996                 1997
                          ----                  ----               ----                ----                 ----
                               Percent               Percent           Percent             Percent              Percent
                               of Loans              of Loans          of Loans            of Loans             of Loans
                               in Each               in Each           in Each             in Each              in Each
                               Category              Category          Category            Category             Category
                               to Total              to Total          to Total            to Total             to Total
                       Amount   Loans      Amount     Loans    Amount   Loans      Amount   Loans     Amount     Loans
                       ------  --------    ------    --------  ------  --------    ------  --------   ------    --------
Residential real        $307    92.13%      $224     95.98%     $365    96.49%      $351    97.06%     $381      97.75%
estate
Commercial real           18     3.19%        10      0.90%       10     0.98%        10     0.55%        7       0.28%
estate
Consumer                  21     4.68%        41      3.12%       48     2.53%        60     2.39%       77       1.97%
                        ----   ------       ----    ------      ----   ------       ----   ------      ----     ------

Total                   $346   100.00%      $275    100.00%     $423   100.00%      $421   100.00%     $465     100.00%
                        ====   ======       ====    ======      ====   ======       ====   ======      ====     ======

Analysis of the Allowance for Loan Losses.

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                                    At September 30,
                                             1993           1994          1995          1996          1997
                                             ----           ----          ----          ----          ----
                                                                 (Dollars in Thousands)
Total loans outstanding, net               $  56,623     $ 102,243     $ 124,796     $ 171,158     $ 233,311
                                           =========     =========     =========     =========     =========
Average loans outstanding                     65,959        63,751       119,247       134,013       193,512
                                           =========     =========     =========     =========     =========
Allowance balances (at beginning
  of period)                                     283           346           275           423           421
Provision for loan losses                        154             6           224            75           143
Charge-offs:
     Residential                                 (65)          (67)          (60)          (64)          (88)
     Consumer                                    (30)          (13)          (21)          (26)          (28)
Recoveries
     Residential                                   3             2             4             6            11
     Consumer                                      1             1             1             7             6
                                           ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of period)       $     346     $     275     $     423     $     421           465
                                           =========     =========     =========     =========     =========
Allowance  for loan  losses as a percent
of total loans outstanding                      0.61%         0.27%         0.34%         0.25%         0.20%
Net loans  charged  off as a percent  of
average loans outstanding                       0.14%         0.12%         0.06%         0.06%         0.05%

Analysis of the Allowance for REO

                                                      At September 30,
                                        1993      1994      1995      1996      1997
                                        ----      ----      ----      ----      ----
                                                    (Dollars in Thousands)
Total REO, net                         $ 837     $  46     $ 187     $  28     $  41
                                       =====     =====     =====     =====     =====
Allowance balance (at beginning
  of period)                              36        25        16        51        34
Provision for loss                        29        59        81        18        10
Charge-offs                              (40)      (76)      (47)      (35)      (25)
Recoveries                                --         8         1        --        --
                                       -----     -----     -----     -----     -----
Allowance balance (at end of period)      25        16        51        34        19
                                       =====     =====     =====     =====     =====

Allowance for loss on REO to net REO    2.99%    34.78%    27.27%   121.43%    46.34%
                                       =====     =====     =====     =====     =====

Loan Servicing

         General. The Company's loan servicing portfolio represents a substantial asset which, in the opinion of management, is expected to generate a significant source of fee income. As of September 30, 1997, the Company was servicing approximately $1,291,331 of loans for others. The portfolio of mortgage loans serviced for others at September 30, 1997 consisted of approximately 22,750 loans with an average balance of approximately $57 and a weighted average service fee of approximately 0.42% per annum. Since 1988, the loan servicing portfolio has been increasing and the Company expects that it will continue to increase. In management's view, the loan servicing portfolio also acts to some degree as a hedge for the lending and mortgage banking components of the Company's business.

         The Company receives fees from a variety of institutional mortgage owners in return for performing the traditional services of collecting individual payments and managing the loan portfolio. Loan servicing includes processing payments, accounting for loan funds and collecting and paying real estate taxes, hazard insurance and other loan-related items such as private mortgage insurance. When the Company receives the gross mortgage payment from individual borrowers, it remits to the investor in the mortgage a predetermined net amount based on the yield on that mortgage. The difference between the coupon on the underlying mortgage and the predetermined net amount paid to the investor is the gross loan servicing fee. In addition, the Company retains certain amounts in escrow for the benefit of the lender for which the Company incurs no interest expense but is able to lend. As of September 30, 1997, the Company held $19,870 in borrower escrow and principal and interest payments related to loans serviced for others. These amounts are categorized as deposits for financial reporting purposes.

         Loan Servicing Portfolio. The loan servicing portfolio as of September 30, 1997 was composed primarily of GNMA mortgage loan (66.17%), FNMA mortgage loans (7.80%), and FHLMC mortgage loans (25.57%). The balance of the loan servicing portfolio as of September 30, 1997 consisted of loans serviced for a variety of private investors. The loans serviced for others are predominantly secured by property located in Kansas. As of September 30, 1997, the portfolio also included loans secured by property located primarily in Kansas, Oklahoma, Louisiana, Michigan and Illinois.

         As a result of the increase in the size of the portfolio of loans serviced for others, gross loan servicing fees have increased from $1,261 for the year ended September 30, 1991 to $4,841 for the year ended September 30, 1997.

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

         Included in other assets as of September 30, 1997, were $1,741 in claims receivable from the FHA or VA for insured or guaranteed mortgage loans. These receivables are carried at the lower of cost or net realizable value.

         Mortgage Servicing Rights ("MSRs"). The Savings Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for the year ended September 30, 1997. For each servicing contract in existence before January 1, 1997, previously recognized originated and purchased servicing rights and "excess servicing" receivables are combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. The Statement provides that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfer, and servicing assets and liabilities be subsequently measured by (1) amortization in proportion to and over the period of estimated net servicing income or loss, and (2) assessment for asset impairment or increased obligation based on their fair values. The implementation of this Statement did not have a material impact on the consolidated financial statements.

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

         Impairment Evaluation. The Savings Bank evaluates the carrying value of capitalized mortgage servicing rights on a periodic basis based on their estimated fair value. For purposes of evaluating and measuring impairment of capitalized servicing rights, in accordance with SFAS No. 125, the Savings Bank stratifies the rights based on their predominant risk characteristics.

         The significant risk characteristics considered by the Savings Bank are loan type, period of origination and stated interest rate. If the fair value estimated, using a discounted cash flow methodology, is less than the carrying amount of the portfolio, the portfolio is written down to the amount of the discounted expected cash flows utilizing a valuation allowance. The Savings Bank utilizes consensus market prepayment assumptions and discount rates to evaluate its capitalized servicing rights which considers the risk characteristics of the underlying servicing rights. For the years ended 1995 and 1996, there were no write downs or valuation allowances established for capitalized servicing. A write down and valuation allowance of $10 was established at September 30, 1997.

         Sale of Mortgage Servicing Rights. The Savings Bank recognizes gains on sales of mortgage servicing rights when a legal closing of the sale occurs with title passing to the buyer, all significant risks and rewards of ownership have transferred to the buyer, including risks related to default prepayment (including no uncapped risks related to defaults or prepayments) and there are no significant unresolved contingencies. The Savings Bank defers the gain on sale of servicing until these conditions are met.

         The following table sets forth the loan servicing fees of the Company as well as such fees as a percentage of net interest income of the Company during the periods indicated.

                                                                     Year Ended September 30,
                                                           1993      1994     1995       1996      1997
                                                           ----      ----     ----       ----      ----
                                                                       (Dollars in Thousands)

Loan servicing fees, net of MSR  amortization             $1,125    $1,789    $3,102    $3,128    $3,099
Net interest income                                       $5,509    $5,605    $7,221    $7,905    $9,213
Loan  servicing  fees as a  percentage  of net interest
income                                                      20.4%     31.9%     43.0%     39.6%     33.6%


         The following tables sets forth the composition of the portfolio of loans serviced for others as of September 30, 1997.

                                            Unpaid principal balance
                                            ------------------------
                                                 (In Thousands)
                  GNMA                            $  854,467
                  FNMA                               100,778
                  FHLMC                              330,225
                  Other (1)                            5,861
                                                  ----------
                                                  $1,291,331
                                                  ==========

---------------------------
(1)      Includes   private   investors,   other  financial   institutions   and
         municipalities.

Interest Bearing Accounts Held at Other Financial Institutions

As of September 30, 1997, the Company held $15,940 in interest-bearing deposits in other financial institutions, principally with the FHLB of Topeka. The Company maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Investment Activities

         Mid-Continent is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. As of September 30, 1997, the Company had an investment portfolio of approximately $86,065, consisting primarily of U.S. Government agency obligations, U.S. Treasury securities, and FHLB stock as permitted by the OTS regulations. The Company has found its level of investment securities has increased in recent years as a result of increased interest rates. Mid-Continent has invested in mortgage-related securities to offset any excess liquidity; principally in FNMA ARMs and FHLMC ARMs. The Company anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. Mid-Continent will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

Investment Portfolio

         The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments, FHLB stock, at the dates indicated. As of September 30, 1997, the market value of the Company's total investment securities portfolio was $85,895.


                                                    At September 30,
                                      1993     1994       1995      1996     1997
                                      ----     ----       ----      ----      ----
                                                     (In Thousands)
Investment Securities
   U.S. Government Securities       $ 1,126   $ 1,222   $ 1,326   $ 1,438   $ 1,560
   U.S. Agency Securities            11,812    20,946    52,917    84,797    77,830
   FHLB Stock                         2,206     2,206     2,206     4,327     6,675
                                    -------   -------   -------   -------   -------
      Total Investment Securities   $15,144   $24,374   $56,449   $90,562   $86,065
                                    =======   =======   =======   =======   =======

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

Investment Portfolio Maturities

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment securities portfolio as of September 30, 1997.

                                                    As of September 30, 1997
                   One Year or Less One to Five Years Five to Ten Years More than Ten Years Total Investment Securities
                   Carrying Average Carrying  Average Carrying Average   Carrying  Average  Carrying   Average   Market
                     Value   Yield   Value    Yield    Value    Yield     Value    Yield     Value     Yield     Value
                     -----   -----   -----    -----    -----    -----    -----      -----    -----     -----     -----
                                                      (Dollars in Thousands)
Investment
 Securities:
  U.S. Government
   Obligations      $1,455  14.00%                    $   105    8.02%                     $ 1,560    13.60%   $ 1,579
  U.S. Agency
   Obligations       7,000   4.88%   $4,996    5.04%  $27,500    7.22%   $38,334    7.35%   77,830     6.93%    77,641
  FHLB Stock                                                               6,675    7.25%    6,675     7.25%     6,675
                    ------   ----    ------    ----   -------    ----     ------    ----   -------     ----    -------

   Total            $8,455   6.45%   $4,996    5.04%  $27,605    7.23%   $45,009    7.33%  $86,065     7.08%   $85,895
                    ======   ====    ======    ====   =======    ====     ======    ====   =======     ====    =======

Mortgage-Related Securities

         The Company has a substantial investment in residential mortgage-related securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity. As of September 30, 1997, the carrying value of mortgage-related securities totaled $28,124, or 6.94% of total assets. The market value of such securities totaled approximately $28,556 as of September 30, 1997. As of September 30, 1997, $12,873 in mortgage-related securities were pledged as collateral for public funds.

         The mortgage-related securities portfolio as of September 30, 1997 consisted of fixed and adjustable rate pass through certificates issued by GNMA ($9,871). Fixed and adjustable pass through certificates issued by FHLMC ($13,607), and fixed and adjustable pass through certificates issued by FNMA ($2,697). To a less extent, the mortgage-related securities portfolio also contains pass through certificates issued by the Mortgage Guarantee Insurance Corporation ("MGIC").

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

         FHLMC is a corporation chartered by the United States Government that issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return or principal. FHLMC securities are indirect obligations of the United States Government. FNMA is a private corporation chartered by Congress with a mandate to establish a secondary market for conventional mortgage loans. FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the United States Government. GNMA is a government agency with HUD which is intended to help finance government assisted housing programs. GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the United States Government. Since FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

         The following table sets forth the carrying value of the Company's mortgage-related securities portfolio at the dates indicated.


                                                       At September 30,
                                             1994       1995      1996      1997
                                             ----       ----      ----      ----
                                                         (In Thousands)
Held for Investment:
   FNMA-ARMs                                $ 3,391   $ 2,990   $ 2,616   $ 2,352
   FHLMC-ARMs                                 8,293     6,786     6,219     5,865
   GNMA-ARMs                                  6,020     5,729     5,043     4,302
   FHLMC-fixed rate                          15,256    13,835    11,853     7,742
   FNMA-fixed rate                              585       459       365       345
   GNMA-fixed rate                            8,086     7,293     6,151     5,569
   MGIC                                       3,399     2,912     2,136     1,949
                                            -------   -------   -------   -------
Total mortgage-related securities           $45,030   $40,004   $34,383   $28,124
                                            =======   =======   =======   =======

         To supplement lending activities in period of deposit growth and/or declining loan demand, Mid-Continent has increased its investments in residential mortgage-related securities during recent years. Although such securities are held for investment, they can serve as collateral for borrowings and through repayments, as a source of liquidity. As of September 30, 1997, $50,849 in investment and mortgage-related securities were pledged as collateral for public funds.

Subsidiary Activities

         Mid-Continent is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. As of September 30, 1997, the net book value of the Company's total investment in its service corporation was $131.

         The Bank has one subsidiary, Laredo Investment, Inc. which was incorporated in the State of Kansas and is engaged in the sale of tax deferred annuities through Mid-Continent's branch offices. Insurance commissions from the sale of tax deferred annuities amount to $3 and $2 for the years ended September 30, 1996 and 1997, respectively.

Source of Funds

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

         NOW account, money market accounts, regular savings accounts and custodial accounts constituted $67,301, or 28.48% of the Company's deposit portfolio as of September 30, 1997. Certificates of deposit constituted $116,585, or 49.33% of the deposit portfolio, excluding Jumbo accounts, with principal amounts of $100 or more, which constituted $52,447, or 22.19% of the deposit portfolio, as of September 30, 1997.

Deposit Accounts of $100 or More

         The following table indicates the amount of the Company's deposits of $100 or more by time remaining until maturity as of September 30, 1997.

Maturity Period
---------------
                                                 (Dollars in Thousands)
Within three months                                  $27,793
Over three through six months                          2,848
Over six through twelve months                         9,813
Over twelve months                                    11,993
                                                     -------
         Total                                       $52,447
                                                     =======

Borrowings

         Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. The Company has obtained advances from the FHLB of Topeka to supplement its supply of lendable funds. Advances from the FHLB of Topeka have typically been secured by a pledge of the Company's stock in the FHLB of Topeka and a portion of the Company's first mortgage loans and certain other assets. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. As of September 30, 1997, Mid-Continent had $121,800 in advances outstanding from the FHLB of Topeka. The Savings Bank has entered into a line-of-credit agreement with the FHLB of Topeka wherein the Savings Bank can borrow up to $68,292 subject to certain limitations. As of September 30, 1997, there was $7,300 outstanding relative to this agreement. The agreement expires December 26, 1997.

Personnel

         As of September 30, 1997, the Company had 155 full-time and 29 part-time employees. None of the Company's employees are represented by a collective bargaining group.

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

         The following table sets forth the Savings Bank's capital position at September 30, 1997, as compared to the minimum regulatory capital requirements imposed by the OTS at that date.

                                                              Percent
                                                            of Adjusted
                                          Amount               Assets
                                          ------               ------
                                             (Dollars in Thousands)
Tangible Capital:
Regulatory capital                        $36,179               8.9%
Regulatory requirement                      6,079               1.5%
                                          -------               ----
      Excess                              $30,100               7.4%
                                          =======               ====

Core Capital:
Regulatory capital                        $36,179               8.9%
Regulatory requirement                     12,158               3.0%
                                          -------               ----
      Excess                              $24,021               5.9%
                                          =======               ====

Risk-Based Capital:
Regulatory capital                        $36,633              22.6%
Regulatory requirement                     12,954               8.0%
                                          -------               ----
      Excess                              $23,679              14.6%
                                          =======              =====


Prompt Corrective Action

         Banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS rules, an institution shall be deemed to (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure,
(ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1997, the Savings Bank was a Tier 1 institution. In the event the Company's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (not meet any one of its minimum regulatory capital requirement).

Qualified Thrift Lender Test

         The Home Owners Loan Act ("HOLA"), as amended, requires savings institutions to meet a qualified thrift lender ("QTL") test. If the Savings Bank maintains at least 65% of its portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets) in Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks, FNMA and FHLMC as qualifying QTIs. Compliance with the QTL test is measured on a monthly basis in nine out of every 12 months. As of September 30, 1997, the Savings Bank was in compliance with its QTL requirement with 88.5% of its total assets invested in Qualified Thrift Investments.

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

         As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Topeka in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. As of September 30, 1997, the Savings Bank had $6,675 in FHLB stock, which was in compliance with this requirement.

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

         Savings association have authority to borrow from the Federal Reserve Bank "discount window", but Federal Reserve policy generally requires savings association to exhaust all OTS sources before borrowing from the Federal Reserve System. The Savings Bank had no discount window borrowings as of September 30, 1997.

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

Executive Officers of the Registrant

         The following individuals were executive officers of the Registrant as of September 30, 1997:

Name                    Age (1)        Positions Held With the Registrant
----                    -------        ----------------------------------

Richard T. Pottorff     63             Chairman, President, and Chief
                                       Executive Officer

Larry R. Goddard        51             Executive Vice President, Chief Operating
                                       Officer, and Chief Financial Officer

Harold G. Siemens       48             Senior Vice President - Lending

David L. Walter         49             Vice President

----------------------------------
 (1)      At September 30, 1997

         The following is a description of the principal employment and occupation during at least the past five years of the executive officers of the Registrant as of September 30, 1997.

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

         Harold G. Siemens has been with the Company since 1983. He is a founding Director and past President of the Kansas Mortgage Banking Association and a Director of the Mid-West Savings Conference. Mr. Siemens is also a member of the Real Estate Mortgage Committee of the Heartland Community Bankers, the Wichita Area Association of Realtors and the Wichita Area Builders Association.

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

         Full service offices owned and leased by the Company are set forth below.

Location

100 W. Twelfth            405 N. Main                   2123 N. Maize Road
Newton, Kansas  67114     El Dorado, Kansas  67042      Wichita, Kansas  67212

1113 S. Main              255 N. Main                   3055 N. Rock Road
Winfield, Kansas  67156   Wichita, Kansas  67201        Wichita, Kansas  67226

2310 S. Main              1420 N. Ohio                  762 N. West Street
Winfield, Kansas  67156   Augusta, Kansas  67010        Wichita, Kansas  67203

                          300 N. Rock Road
                          Derby, Kansas  67037


         The Company owns all of its facilities except 405 N. Main in El Dorado, which is leased. This lease expires June 30, 1998.

         The Company also owns certain other properties that it leases to others. The location of these properties is set forth below.

409 N. Main                  100 W. Twelfth             402 N. Rose Hill Road
El Dorado, Kansas  67042     Newton, Kansas  67114      Rose Hill, Kansas  67213


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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information contained under the section captioned "Market and Dividend Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997 (the "Annual Report"), is incorporated herein by reference.

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

Item 7A.  Quantitiative and Qualitative Disclosures about Market Risks

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The  Registrant's   financial  statements  listed  under  Item  14  are
incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         There has been no change of independent auditor for the Company, or its subsidiaries, during the two year period ended September 30, 1997.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information contained under the section captioned "Proposal 4 Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance of Mid Continent" in the Registrant's definitive proxy statement for the Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement is included in Part I of a Registration Statement on Form S-4 of Commercial Federal Corporation ("CFC") filed with the SEC on or about December 19, 1997. This Form S-4 relates to the merger of the Company with CFC.

         Additional information concerning executive officers is included under "Part I - Executive Officers of the Registrant".

Item 11. Executive Compensation

         The information contained under the sections captioned "Proposal 4 Election of Directors - Executive Compensation", and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors - Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's 1997 Annual Report to Stockholders are incorporated herein by reference and also in
Item 8 hereof.

         Consolidated Balance Sheets as of September 30, 1996 and 1997.

         Consolidated Statements of Income for the Years Ended September 30, 1995, 1996 and 1997.

         Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1995, 1996 and 1997.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 1995, 1996 and 1997.

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

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                   (a)      List of Exhibits:

                    2       Merger Agreement with CFC*

                   3(i)     Certificate  of   Incorporation   of  Mid  Continent
                            Bancshares, Inc. **

                   3(ii)    Bylaws of Mid Continent Bancshares, Inc. ***

                   10.1     Outside Director Consultation and Retirement Plan **

                   10.2     Employment Agreement with Richard T. Pottorff

                   10.3     Employment Agreement with Larry R. Goddard

                   10.4     1994 Stock Option Plan  ***

                   10.5     Management Stock Bonus Plan and Trust Agreement  ***

                   10.6     Severance Agreement with Harold Siemens

                   11       Statement  Regarding  Computation  of  Earnings  Per
                            Share

                   13 Annual Report to Stockholders for the fiscal year ended September 30, 1997

                   21       Subsidiaries of the Registrant ***

                   23       Consent from Deloitte & Touche, LLP


-------------------------
* Incorporated by reference to Exhibit 99.2 of the Form 8-K (File No. 0-23620) dated September 2, 1997.

** Incorporated by reference to the registration statement on Form S-1 (File No. 33-76010) declared effective by the SEC on May 3, 1994.

*** Incorporated by reference to the Form 10-K (File No. 0-23620) for the fiscal year ended September 30, 1996.



         (b)      Reports on Form 8-K:

                  A Form 8-K, dated September 2, 1997 (Items 5 and 7), was filed during the quarter.




Copies of above exhibits not contained herein are available, at a fee of $0.15 per page, to any security holder upon written request to the Secretary, Mid Continent Bancshares, Inc., 124 West Central, El Dorado, Kansas 67042.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, on December 23, 1997, by the undersigned, thereunto duly authorized.

                                    Mid Continent Bancshares, Inc.


                                    By: /s/ Richard T. Pottorff
                                        ------------------------------------
                                        Richard T. Pottorff
                                        President, Chairman and Chief
                                         Executive Officer
                                        (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 23, 1997.


/s/ Larry R. Goddard                     /s/ Richard T. Pottorff
-------------------------------------    ------------------------------------
Larry R. Goddard                         Richard T. Pottorff
Executive Vice President, Chief          President, Chairman, Chief Executive
Operating Officer, Chief Financial        Officer, and Director
Officer and Director                     (Principal Executive Officer)
(Principal Financial and Accounting
  Officer)

/s/ Donald Adlesperger                   /s/ Thomas C. Hand
-------------------------------------    ------------------------------------
Donald Adlesperger                       Thomas C. Hand
Director                                 Director

/s/ Kenneth B. Dellett                   /s/ Ron J. McGraw
-------------------------------------    ------------------------------------
Kenneth B. Dellett                       Ron J. McGraw
Director                                 Director