Form 10-Q
period 1997-12-31
MID CONTINENT BANCSHARES INC /KS/
filed 1998-02-09
CIK 919740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20519

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    December 31, 1997
                                  ------------------

                                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:   0-23620
                          -------

   Mid Continent Bancshares, Inc.
--------------------------------------------------------------------------------
Exact name of registrant as specified in its charter

Kansas                                                  48-1146797
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or organization)

 124 West Central,  El Dorado, Kansas                                      67042
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (316)  321-2700
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

                     Date:    January 30, 1998
                     Class:  $0.10 par value, common stock
                     Outstanding: 1,998,149 shares

MID CONTINENT BANCSHARES, INC.

INDEX

                                                                     Page Number

PART I - CONSOLIDATED FINANCIAL INFORMATION

Consolidated Balance Sheets as of December 31, 1997 (Unaudited)
and September 30, 1997                                                    3

Consolidated Statements of Income for the Three Months
Ended December 31, 1997 and 1996 (Unaudited)                              4

Consolidated Statement of Stockholders' Equity for the Three
Months Ended December 31, 1997 (Unaudited)                                5

Consolidated Statements of Cash Flows for the Three Months
Ended December 31, 1997 and 1996 (Unaudited)                              6

Notes to Consolidated Financial Statements (Unaudited)                    7-11

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       12-16

PART II - OTHER INFORMATION                                               17

SIGNATURES                                                                18

                         MID CONTINENT BANCSHARES, INC.

                                     PART I

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                                             September 30,  December 31,
                                                                                                  1997         1997
                                                                                                            (Unaudited)
                                                                                            --------------- ------------
ASSETS
CASH AND CASH EQUIVALENTS:
   Cash and amounts due from depository institutions                                           $   1,387    $   1,582
   Interest bearing deposits in other banks                                                       15,940        9,019
                                                                                               ---------    ---------
      Total cash and cash equivalents                                                             17,327       10,601
INVESTMENT SECURITIES                                                                             79,390       67,150
CAPITAL STOCK OF FEDERAL HOME LOAN BANK, at Cost                                                   6,675        6,813
MORTGAGE-RELATED SECURITIES                                                                       28,124       26,320
LOANS HELD FOR SALE, at lower of cost or market value                                             13,894       22,583
LOANS RECEIVABLE (Less allowance for loan losses of $465 and $780)                               233,311      246,297
PREMISES AND EQUIPMENT, Net                                                                        7,222        7,091
REAL ESTATE OWNED (Less allowance for losses of $19 and $5)                                           41           20
ACCRUED INTEREST RECEIVABLE                                                                        2,871        3,226
MORTGAGE SERVICING RIGHTS, Net                                                                    13,615       14,162
OTHER ASSETS                                                                                       2,792        3,348
                                                                                               ---------    ---------
TOTAL ASSETS                                                                                   $ 405,262    $ 407,611
                                                                                               =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS                                                                                       $ 236,333    $ 262,386
ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE                                              2,066          916
INCOME TAXES PAYABLE, Net of deposits                                                                             122
DEFERRED INCOME TAXES                                                                              1,042        1,042
ACCRUED AND OTHER LIABILITIES                                                                      4,039        2,641
ADVANCES FROM FEDERAL HOME LOAN BANK                                                             121,800       99,500
                                                                                               ---------    ---------
      Total liabilities                                                                          365,280    $ 366,607

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, no par value, 10,000,000 shares authorized, no shares issued or outstanding
COMMON STOCK, $0.10 par value, 20,000,000 shares authorized, 2,251,953 shares issued                 225          225
ADDITIONAL PAID-IN CAPITAL                                                                        22,209       22,213
LESS UNEARNED COMPENSATION-EMPLOYEE STOCK OWNERSHIP PLAN                                            (918)        (871)
RETAINED EARNINGS, Substantially restricted                                                       23,851       24,514
                                                                                               ---------    ---------
      Total                                                                                       45,367       46,081
TREASURY STOCK, 290,000 and 253,804 shares, at cost                                               (5,385)      (5,077)
                                                                                               ---------    ---------
      Total stockholders' equity                                                                  39,982       41,004
                                                                                               ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 405,262    $ 407,611
                                                                                               =========    =========

See notes to consolidated financial statements

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share Amounts)

                                                                   THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                               ------------------------
                                                                    1996        1997
                                                                (Unaudited) (Unaudited)
INTEREST INCOME:
   Loans receivable                                                $ 3,648    $ 4,896
   Mortgage-related securities                                         654        571
   Investment securities                                             1,771      1,464
   Other interest-cash and cash equivalents                             49         74
                                                                   -------    -------
      Total interest income                                          6,122      7,005
                                                                   -------    -------

INTEREST EXPENSE:
   Deposits                                                          2,655      2,835
   Advances from Federal Home Loan Bank                              1,252      1,667
                                                                   -------    -------
      Total interest expense                                         3,907      4,502
                                                                   -------    -------

NET INTEREST INCOME                                                  2,215      2,503

PROVISION FOR LOAN LOSSES                                               25        325
                                                                   -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  2,190      2,178
                                                                   -------    -------
OTHER INCOME:
   Loan servicing fees                                               1,207      1,228
   Amortization of mortgage servicing rights                          (421)      (495)
   Service fees and other charges to customers                         704        883
   Gain on sale of loans, net                                          291        416
   Insurance commissions                                                16          4
   Other                                                                53          3
                                                                   -------    -------
      Total other income                                             1,850      2,039
                                                                   -------    -------
OTHER EXPENSE:
   Salaries and employee benefits                                    1,129      1,563
   Occupancy of premises                                               291        289
   Office supplies and related expenses                                141        151
   Data processing                                                     154        163
   Advertising and promotions                                          111         92
   Federal insurance premiums                                           96         39
   Professional services                                                57         60
   Provision for losses on real estate owned                            --         18
   Amortization of excess cost over fair value of asset acquired        12         --
   Deposit account expense                                              89         88
   Loan servicing expense                                               66         72
   Other                                                               101        276
                                                                   -------    -------
      Total other expenses                                           2,247      2,811
                                                                   -------    -------

INCOME BEFORE INCOME TAX EXPENSE                                     1,793      1,406

INCOME TAX EXPENSE                                                     695        552
                                                                   -------    -------
NET INCOME                                                         $ 1,098    $   854
                                                                   =======    =======
Basic earnings per share                                           $  0.59    $  0.45
                                                                   =======    =======
Diluted earnings per share                                         $  0.56    $  0.43
                                                                   =======    =======

See notes to consolidated financial statements

MID CONTINENT BANCSHARES, INC.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 1997
(Dollars in Thousands)
(Unaudited)

                                                                             Unearned
                                                                           Compensation
                                                                           - Employee     Retained
                                                               Additional    Stock        Earnings,                        Total
                                             Common Stock       Paid-In    Ownership    Substantially  Treasury Stock  Stockholders'
                                             Shares      Amount Capital       Plan         Restricted   Shares    Amount  Equity
BALANCE, October 1, 1997                    2,251,953     $225  $22,209     ($918)         $23,851    290,000  ($5,385)  $39,982

Exercise of stock options                                          (105)                              (36,196)     308       203

Common stock committed to be released
for allocation - Employee Stock Ownership
Plan                                                                           47                                             47

Increase in fair market value of Employee
Stock Ownership Plan shares committed to be
released for allocation                                             109                                                      109


Dividends on common stock to stockholders                                                     (191)                         (191)

Net income                                                                                     854                           854

                                            ========== ======= ========  ==============  ========= ========== ========= ========
BALANCE, December 31, 1997                  2,251,953     $225  $22,213     ($871)         $24,514    253,804  ($5,077)  $41,004
                                            ========== ======= ========  ==============  ========= ========== ========= ========

                                       5
See notes to consolidated financial statements

MID CONTINENT BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                           THREE MONTHS ENDED
                                                                                                              DECEMBER 31,
                                                                                                          1996          1997
                                                                                                       (Unaudited)   (Unaudited)
                                                                                                       -----------  ------------
                                                                                                         (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                           $  1,098    $    854
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Common stock committed to be released for allocation - Employee Stock Ownership Plan                       40          47
   Increase in fair market value of Employee Stock Ownership Plan shares committed to be released for
    allocation                                                                                                40         109
   Amortization of unearned compensation - Management Stock Bonus Plan                                        50        --
   Stock dividend on capital stock in Federal Home Loan Bank                                                 (73)       (137)
   Amortization of premiums and discounts on mortgage-related securities and investment  securities, net     (26)        (16)
   Provision for loan losses                                                                                  25         325
   Net loan origination fees capitalized                                                                     240         318
   Amortization of net deferred loan origination fees                                                        (25)        (14)
   Amortization of mortgage servicing rights                                                                 421         495
   Impairment of mortgage servicing rights                                                                     1          (1)
   Amortization of excess of costs over fair value of asset acquired                                          12          --
    Provision for loss on real estate owned                                                                   --          18
   Gain on sale of real estate owned                                                                         (18)         --
   Depreciation on premises and equipment                                                                    132         132
   Gain on sale of loans, net                                                                               (291)       (416)
   Origination of loans held for sale                                                                    (53,109)    (72,929)
   Proceeds from sale of loans held for sale                                                              50,897      64,655
   Changes in:
      Accrued interest receivable                                                                           (438)       (355)
      Other assets                                                                                          (842)       (128)
      Income taxes payable                                                                                   695        (308)
      Accrued and other liabilities                                                                         (811)     (1,393)
                                                                                                        --------    --------
             Net cash used in operating activities                                                        (1,982)     (8,744)
                                                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity or call of investment securities                                                11,000      16,470
   Purchases of investment securities                                                                    (12,283)     (4,199)
   Principal collected on mortgage-related securities                                                      1,071       1,790
   Origination of loans receivable, net of principal collection                                           (8,386)    (13,616)
   Acquisitions of mortgage servicing rights                                                                (666)     (1,041)
   Purchases of premises and equipment                                                                      (442)         (1)
   Proceeds from sales of real estate owned                                                                   69           3
                                                                                                        --------    --------
             Net cash used in investing activities                                                        (9,637)       (594)
                                                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipts for deposits, net                                                                             10,290      26,053
   Net decrease in advance payments by borrowers for taxes and insurance                                  (1,217)     (1,149)
   Proceeds from advances from Federal Home Loan Bank                                                     89,700      55,260
   Repayments on advances from Federal Home Loan Bank                                                    (83,900)    (77,560)
   Cash dividend on common stock to stockholders                                                            (190)       (195)
   Exercise of stock options                                                                                  --         203
                                                                                                        --------    --------
             Net cash provided by financing activities                                                    14,683       2,612
                                                                                                        --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                      3,064      (6,726)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                                     5,618      17,327
                                                                                                        --------    --------
   End of period                                                                                        $  8,682    $ 10,601
                                                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Income tax payments                                                                                  $      0    $      0
                                                                                                        ========    ========
   Interest payments                                                                                    $  3,930    $  4,530
                                                                                                        ========    ========
   Loans transferred to real estate owned                                                               $    162    $      0
                                                                                                        ========    ========
   Accrued dividends on common stock                                                                    $    192    $    189
                                                                                                        ========    ========

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

2.    REORGANIZATION AND MERGER AGREEMENT

On September 2, 1997, the Company entered into a Reorganization and Merger Agreement ("the agreement") to be acquired by Commercial Federal Corporation ("Commercial Federal"). Under the terms of the agreement, Commercial Federal will acquire through a tax-free reorganization all of the outstanding shares of the Company's common stock in exchange for Commercial Federal's common stock. The exchange ratio will be determined based upon the average closing price of Commercial Federal's common stock during a twenty consecutive trading day period prior to closing. Based on Commercial Federal's closing price on September 2, 1997, the Company's shareholders would receive 1.3039 shares of Commercial Federal's common stock for each share of the Company's outstanding common stock. The acquisition is subject to regulatory approvals, the Company's shareholders' approval and other conditions and is expected to close in the second fiscal quarter of 1998. The accompanying financial statements do not include any adjustments giving effect to the agreement.

3.    BASIS OF PRESENTATION

The consolidated balance sheet as of December 31, 1997, the consolidated statements of income for the three months ended December 31, 1996 and 1997, stockholders' equity for the three months ended December 31, 1997 and cash flows for the three months ended December 31, 1996 and 1997, have been prepared by the Company, without audit, and therefore do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the September 30, 1997 financial statements and notes thereto included in the Annual Report of the Company. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

4.    DIVIDENDS ON COMMON STOCK

On December 18, 1997 the Company declared a $0.10 per share cash dividend to shareholders of record on January 2, 1998. The dividend was paid on January 15, 1998.

5.    NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In February 1997, the FASB issued SFAS No. 128, Earnings per Share. The Statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. The Statement is effective for the Company's financial statements for the interim period ended December 31, 1997. The Company's earnings per share under the new standard is not materially different from previously reported.

In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. The Statement establishes standards for disclosing information about an entity's capital structure. The Statement is effective for the Company's financial statements as of September 30, 1998. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

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

In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for the Company's financial statements as of September 30, 1999. The Company anticipates that the implementation of this Statement may require additional disclosures.

6.    LOANS RECEIVABLE


                                         September 30,  December 31,
                                            1997           1997
                                                         (Unaudited)
                                         -------------  ------------
                                             (Dollars in Thousands)
First mortgage loans:
Residential-one-to-four units                $ 217,152    $ 229,424
Secured by other properties                        857          795
Construction loans                              17,534       19,421
                                             ---------    ---------
                                               235,543      249,640
                                             ---------    ---------

Other installment loans:
Property improvement, auto and other             6,375        6,306
Mobile home                                        128          103
Deposits                                           795          833
                                             ---------    ---------
                                                 7,298        7,242
                                             ---------    ---------
Less:
   Unearned discounts and loan fees                255          152
   Unamortized premiums on loans purchased        (737)        (871)
   Undisbursed loan funds                        9,547       10,524
   Allowance for loan losses                       465          780
                                             ---------    ---------
                                             $ 233,311    $ 246,297
                                             =========    =========


The Bank services loans for others which are not included in the accompanying consolidated balance sheets. The approximate unpaid principal balances of these loans are summarized as follows:

                                          September 30,  December 31,
                                             1997           1997
                                                         (Unaudited)
                                          -------------  ------------
                                             (Dollars in Thousands)
Government National Mortgage Association     $  854,467   $  850,841
Federal National Mortgage Association           100,778       96,983
Federal Home Loan Mortgage Corporation          330,225      358,031
Other Investors                                   5,861        5,574
                                             ----------   ----------
                                             $1,291,331   $1,311,429
                                             ==========   ==========

7.    MORTGAGE SERVICING RIGHTS (MSR)

Following is an analysis of the changes in mortgage servicing rights:

                                               Three Months Ended
                                                   December 31,
                                                   (Unaudited)
                                                1996         1997
                                             ----------   ---------
                                             (Dollars in Thousands)
Balance, Beginning of period                  $ 12,496    $ 13,625
Additions                                          666       1,041
Amortization                                      (421)       (495)
                                              --------     -------
                                                12,741      14,171
Allowance for loss                                   1           9
                                              --------     -------
Balance, End of period                        $ 12,740    $ 14,162
                                              ========    ========

 8.    RECONCILIATION OF BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

                                                                  Income                Shares               Per-share
                                                                                                               Amount
                                                              -----------------     ----------------     -------------------
For the Quarter Ended December 31, 1996:
   Basic earnings per share (Income available to common
    stockholders)                                                       $1,098            1,874,032                   $0.59
                                                                                                         ===================
   Effect of Dilutive Securities
      Stock Options                                                                          75,879
                                                              -----------------     ----------------
   Diluted earnings per share (Income available to common
     stockholders plus assumed conversions)                             $1,098            1,949,911                   $0.56
                                                              =================     ================     ===================

For the Quarter Ended December 31, 1997:
   Basic earnings per share (Income available to common
    stockholders)                                                         $854            1,883,913                   $0.45
                                                                                                         ===================
   Effect of Dilutive Securities
      Stock Options                                                                          85,382
                                                              -----------------     ----------------
   Diluted earnings per share (Income available to common
     stockholders plus assumed conversions)                               $854            1,969,295                   $0.43
                                                              =================     ================     ===================

 9.    CONTINGENCIES

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

The Office of Thrift Supervision (OTS) requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 4% of the average daily balance of its net withdrawable deposits and short-term borrowings. In addition, short-term liquid assets currently must constitute 1% of the sum of net withdrawable deposit accounts plus short-term borrowings. The Bank's actual liquidity ratios were 10.9% and 7.8% as of September 30, 1997 and December 31, 1997, respectively. The Bank's short-term liquidity ratio was 7.7% and 5.2%, respectively.

Managing the Bank's liquidity levels is a daily and a long-term function of the Bank and its Asset Liability Committee. Cash flows are monitored by the Bank on a regular basis. Cash flow planning is utilized to enhance the Bank's earnings where possible. Management believes that the Bank has access to ample funds to meet any unforeseen liquidity needs of the near future.

Capital Resources:

As required under the Financial Institution Reform, Recovery and Enforcement Act (FIRREA) the Bank is required to maintain specific amounts of capital. As of December 31, 1997, the Bank was in compliance with all regulatory capital requirements. Capital includes tangible, core and risk-based capital ratios of 9.0%, 9.0% and 22.4%, respectively.

The Bank's capital requirements and actual capital under OTS regulations are as follows as of December 31, 1997:


                                                      AMOUNT            RATIO
                                                  (in thousands)

                  GAAP CAPITAL                        $37,163
                                                      =======

                  TANGIBLE CAPITAL:
                       ACTUAL                         $37,163            9.0%
                       REQUIRED                         6,193            1.5%
                                                      -------           -----
                       EXCESS                         $30,970            7.5%
                                                      =======            ====

                  CORE CAPITAL:
                       ACTUAL                         $37,163            9.0%
                       REQUIRED                        12,387            3.0%
                                                      -------           -----
                       EXCESS                         $24,776            6.0%
                                                      =======            ====

                  RISK-BASED CAPITAL:
                       ACTUAL                         $37,943           22.4%
                       REQUIRED                        13,535            8.0%
                                                      -------           -----
                       EXCESS                         $24,408           14.4%
                                                      =======           =====

                              RESULTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                             (Dollars in Thousands)

GENERAL - The Company's net income for the three months ended December 31, 1997 was $854 compared with $1,098 the three months ended December 31, 1996.

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

Net interest income for the three month period ended December 31, 1997 was $2,503, representing a 13.0% increase from the three month period ended December 31, 1996. Interest-bearing assets and liabilities increased from December 31, 1996 to December 31, 1997. (Interest-bearing assets increased by $50,423, or 15.4%, while interest-bearing liabilities increased by $49,603, or 15.9%.) Total interest income increased by 14.4% to $7,005, while interest expense increased 15.2% to $4,502.

INTEREST INCOME - Interest income for the three months ended December 31, 1997 was $7,005 compared with $6,122 for the three months ended December 31, 1996, representing an increase of $883 or 14.4%.

The Bank's interest on loans receivable increased $1,248 during the three months ended December 31, 1997 over the same period in 1996. This increase reflects an increase in loans receivable, comprised primarily of adjustable rate loans. Loans held for investment purposes at December 31, 1997 was approximately $67,155 greater than such loans at December 31, 1996.

Interest on mortgage-related securities decreased $83. The Bank's investment in mortgage-related securities declined in the quarter ended December 31, 1997.

Income from the investment portfolio, FHLB stock and cash and cash equivalents decreased $282. The decline is due to a decrease in the average investment securities, FHLB stock and interest-earning cash during the quarter ended December 31, 1997 when compared to the December 31, 1996 quarter.

INTEREST EXPENSE - Interest expense for the three months ended December 31, 1997 was $4,502 compared with $3,907 for the three months ended December 31, 1996, representing an increase of $595 or 15.2%. The increased interest expense for the period was the result of growth in the deposits of $37,603, from $224,783 at December 31, 1996 to $262,386 at December 31, 1997, as well as an increased amount of borrowings of $12,000, from $87,500 at December 31, 1996 to $99,500 at December 31, 1997.

PROVISION FOR LOAN LOSSES - The Bank currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. During the three months ended December 31, 1997 and 1996, respectively, the Bank recorded a provision for loan losses of $16 and $25.

In addition to the provision for loan loss described above, the Bank recorded an additional $309,000 as a general valuation allowance to absorb possible credit losses within the loan portfolio utilizing the practices and methods of Commercial Federal Bank, in accordance with the terms of the Reorganization and Merger Agreement as set forth in note 2 to the financial statements.

OTHER INCOME - Other income for the three month period ended December 31, 1997 was $2,039 compared with $1,850 for the three months ended December 31, 1996, representing an increase of $189.

At December 31, 1997, the Bank was servicing approximately $1,311,429 of mortgage loans for others. At December 31, 1996, the Bank was servicing approximately $1,246,918 of mortgage loans for others. The Bank's total servicing portfolio for others increased $64,511, or 5.2%. Net loan servicing fees decreased $53 from $786 for the quarter ended December 31, 1996 to $733 for the quarter ended December 31, 1997. This results from gross loan servicing fees increasing $21, and amortization of loan servicing rights increasing $74.

Revenue from service fees and other charges to customers increased $179, from $704 for the quarter ended December 31, 1996 to $883 for the quarter ended December 31, 1997. Gains on sale of loans increased $125, from $291 for the quarter ended December 31, 1996 to $416 for the quarter ended December 31, 1997.

A primary source of the increase in service fees from customers is the Bank's checking account programs. The number of checking accounts increased from approximately 16,400 at December 31, 1996 to approximately 19,000 at December 31, 1997. In addition to enhancing service fee income, the checking account programs provide a source of low-cost deposits for the Bank.

Loans held for sale increased $6,362, or 39.2%, to $22,583 at December 31, 1997, compared to $16,221 at December 31, 1996. Sales of loans held for sale increased $13,758, or 27.0%, from $50,897 for the quarter ended December 31, 1996 to $64,655 for the quarter ended December 31, 1997. Gain on the sale of loans increased from $291 for the quarter ended December 31, 1996 to $416 for the quarter ended December 31, 1997. Although the Company reduces the level of market risk by obtaining commitments to sell loans at fixed prices, it cannot eliminate all such risks.

OTHER EXPENSE - Other expenses for the three months ended December 31, 1997 totaled $2,811 compared to $2,247 for the three months ended December 31, 1996. Other expenses consisted of compensation related expenses, building and maintenance expenses, federal insurance premiums, audit and OTS examination fees, and other general and administrative expenses.

Salaries and employee benefits increased from $1,129 in the December 31, 1996 quarter to $1,563 in the December 31, 1997 quarter. Included in the December 31, 1997 quarter are $272,800 of compensation expenses for bonus, directors retirement and vacation pay which will be payable to directors, officers and employees of the Bank upon closing of the reorganization and merger.

Office occupancy, supplies and data processing expenses collectively increased $17 in the December 31, 1997 quarter compared to the December 31, 1996 quarter. In addition to general increases in costs of services, the December 31, 1997 quarter includes the costs of ten full service branches in 1997, compared to seven in 1996. The Bank's tenth full service branch was opened in June, 1997.

Federal insurance premiums decreased $57, from $96 for the quarter ended December 31, 1996 to $39 for the quarter ended December 31, 1997.

Loan servicing expenses increased from $66 for the quarter ended December 31, 1996 to $72 for the quarter ended December 31, 1997. Loan servicing expenses are incurred for custodial fees for loan documents, additional loan payoff interest associated with GNMA pooled mortgages and other miscellaneous servicing related expenses.

INCOME TAXES - Income tax expense for the three months ended December 31, 1997 was $552 which represents an effective tax rate of 39.3%. Income tax expense for the three months ended December 31, 1996 was $695 which represents an effective tax rate of 38.8%.

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

                     On January 13, 1998 a Form 8-K (Item 7), dated December 18, 1997, was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Mid Continent Bancshares, Inc.


February 3, 1998                           /s/  Richard T. Pottorff
----------------                           ------------------------
Date                                       Richard T. Pottorff
                                           President
                                           Chief Executive Officer


February 3, 1998                           /s/  Larry R. Goddard
----------------                           ---------------------
Date                                       Larry R. Goddard
                                           Executive Vice President
                                           Chief Financial Officer